Form 10QSB
period 2001-04-30
LEGENDS OF THE FAITH INC
filed 2001-12-17
CIK 1130951

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 2001

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from to ____________

               Commission file number:           000-32273
                                       ---------------------------


                           LEGENDS OF THE FAITH, INC.
 -------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                 Nevada                                     88-0419183
----------------------------------------         -------------------------------
      (State or other jurisdiction                        I.R.S. Employer
    of incorporation or organization)                  Identification number

         2240 Meridian Boulevard #B, Minden, Nevada                     89423
--------------------------------------------------------------------------------
          (Address of principal executive offices)                   (Zip Code)

         Issuer's telephone number, including area code: (775) 782-2506


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of December 14, 2001, 20,044,140 shares of common stock of the issuer were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

PART I.       FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Balance Sheet at April 30, 2001 (unaudited)

                      Statements of Operations for the three months ended April 30, 2001 and April 30, 2000 (unaudited)

                      Statements of Cash Flows for the three months ended April 30, 2001 and April 30, 2000 (unaudited)

                      Statements of Changes in Stockholders' Deficit (unaudited)

                      Note to Unaudited Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.      OTHER INFORMATION

         Item 1.      Legal Proceedings

         Item 2.      Changes in Securities and Use of Proceeds

         Item 3.      Defaults Upon Senior Securities

         Item 4.      Submission of Matters to a Vote of Security Holders

         Item 5.      Other Information

         Item 6.      Exhibits and Reports on Form 8-K

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

         The interim unaudited financial statements contained in this report have been prepared by Legends of the Faith, Inc. (the "Company") and, in the opinion of management, reflect all material adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consisted only of normal recurring items. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the period ended January 31, 2001 and for the period from inception (March 31, 1999) to January 31, 2000. The results of the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements. These statements relate to future events or the Company's future financial performance. Readers of this report should exercise extreme caution with respect to all forward-looking statements contained in this report. Specifically, the following statements are forward-looking:

o statements regarding the Company's overall business strategy, including, without limitation, the Company's intended markets and future products;
o statements regarding the plans and objectives of the Company's management for future operations, the production of products, including the size and nature of the costs the Company expects to incur and the people and services the Company may employ;
o statements regarding the Company's competition or regulations that may affect the Company;
o statements regarding the Company's ability to compete with third parties;
o any statements using the words "anticipate," "believe," "estimate," "expect," "intend," "may," "will," "should," "would," "expect," "plan," "predict," "potential," "continue" and similar words; and
o        any statements other than historical fact.

         Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions. However, such expectations may prove to be incorrect. Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described in this report. There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur. The Company is under no duty to update any of the forward-looking statements after the date of this report.


                           LEGENDS OF THE FAITH, INC.
                            BALANCE SHEET (UNAUDITED)
                                 APRIL 30, 2001

ASSETS
CURRENT ASSETS
     Accounts receivable, net of allowance for bad debts of $27,274        $    11,909
     Inventory, net                                                            123,842
     Prepaid expenses                                                           21,162
                                                                           ------------
                                     Total current assets                      156,913

PROPERTY AND EQUIPMENT, AT COST
     Equipment                                                                  40,701
     Office furniture and fixtures                                              10,580
     Leasehold improvements                                                      2,485
     Less: Accumulated depreciation                                            (10,138)
                                                                           ------------
                                                                                43,628

OTHER ASSETS                                                                    20,422
                                                                           ------------
                                         Total assets                      $   220,963
                                                                           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                 $   161,673
     Notes payable                                                             237,932
                                                                           ------------
                                   Total current liabilities                   399,605

STOCKHOLDERS' DEFICIT
     Common stock, $.001 par value, 100,000,000 shares authorized,
         25,000,000 shares issued and 20,002,680 shares outstanding             25,000
     Additional paid in capital                                              1,089,071
     Accumulated deficit                                                    (1,087,702)
     Less: advance to stockholder (400,000 shares at $0.25 per share)         (100,000)
     Less: treasury stock (4,997,320 shares) at cost                          (105,011)
                                                                           ------------
                                  Total stockholders' deficit                 (178,642)
                                                                           ------------
                          Total liabilities and stockholders' deficit      $   220,963
                                                                           ============

See note to unaudited financial statements.


                                      LEGENDS OF THE FAITH, INC.
                                 STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            Three months          Three months
                                                               ended                 ended
                                                           April 30, 2001        April 30, 2000
                                                       -----------------------------------------
REVENUE:
    Product sales                                      $          110,929  $            235,820

COST OF GOODS SOLD                                                 31,646                64,149

Operating expenses:
    Selling                                                        17,846                35,266
    General and administrative                                    180,318               204,213
                                                       -----------------------------------------
                           Total operating expenses               198,164               239,479
                                                       -----------------------------------------

Other income (loss)                                                   302                     0
                                                       -----------------------------------------
                               Net income (loss)       $         (118,579) $            (67,808)
                                                       =========================================

Net income (loss) per share -
    basic and diluted                                  $            (0.01) $              (0.00)
                                                       =========================================

Weighted average common shares                                 19,927,060            15,478,950


See note to unaudited financial statements.


                                            LEGENDS OF THE FAITH, INC.
                                       STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           Three months             Three months
                                                                               ended                   ended
                                                                          April 30, 2001           April 30, 2000
                                                                     -----------------------------------------------
OPERATING ACTIVITIES
    Net income (loss)                                                 $            (118,579)   $            (67,808)
    Adjustments to reconcile net (loss) to net cash
          provided by (used in) operating activities:
          Depreciation and amortization                                               4,305                     705
          Reissuance of treasury stock for services                                  32,500                   7,575
          Provision for bad debts                                                       469                   4,628
       Changes in operating assets and liabilities:
          Accounts receivable                                                        18,876                 (53,945)
          Inventory                                                                   2,461                  14,686
          Prepaid expenses                                                          (18,122)                (20,020)
          Other assets                                                               (1,600)                 (7,000)
          Accounts payable and accrued expenses                                      25,113                  10,917
                                                                     -----------------------------------------------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             (54,577)               (110,262)

INVESTING ACTIVITIES
    Capital expenditures                                                             (1,159)                (17,347)
    Purchase of intangible asset                                                          0                 (12,000)
                                                                     -----------------------------------------------
    NET CASH (USED IN) INVESTING ACTIVITIES                                          (1,159)                (29,347)

FINANCING ACTIVITIES
    Cash overdraft                                                                   (1,147)                 (2,993)
    Proceeds from long-term debt                                                    127,436                 116,825
    Principal payments on long-term debt                                            (78,350)                      0
    Purchase of treasury stock                                                            0                (200,000)
    Proceeds from issuance of stock                                                       0                 229,475
                                                                     -----------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                        47,939                 143,307
                                                                     -----------------------------------------------
                         INCREASE (DECREASE) IN CASH                                 (7,797)                  3,698
CASH AT BEGINNING OF PERIOD                                                           7,797                       0
                                                                     -----------------------------------------------
CASH AT END OF PERIOD                                                 $                   0    $              3,698
                                                                     ===============================================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                            $                   0    $                  0
    Reissuance of treasury stock for goods and services               $              32,500    $              7,575


See note to unaudited financial statements.


                                          LEGENDS OF THE FAITH, INC.
                          STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)



                                                                Common Stock                 Treasury Stock            Additional
                                                          --------------------------  ------------------------------    Paid-in
                                                             Shares        Amount         Shares          Amount        Capital
                                                          --------------------------------------------------------------------------
BALANCE, JANUARY 31, 2001                                    25,000,000 $    25,000        5,148,560 $     (107,611) $    1,059,171
    Issuance of treasury stock                                                              (151,240)         2,600          29,900
    Net (loss) for three-months ended April 30, 2001
                                                          --------------------------------------------------------------------------
BALANCE, APRIL 30, 2001                                      25,000,000 $    25,000        4,997,320 $     (105,011) $    1,089,071
                                                          ==========================================================================


                                                            Receivable
                                                               from         Accumulated
                                                            Shareholder       Deficit          Total
                                                          -----------------------------------------------
BALANCE, JANUARY 31, 2001                                 $     (100,000) $    (969,123) $      (92,563)
    Issuance of treasury stock                                                                   32,500
    Net (loss) for three-months ended April 30, 2001                           (118,579)       (118,579)
                                                          -----------------------------------------------
BALANCE, APRIL 30, 2001                                   $     (100,000) $  (1,087,702) $     (178,642)
                                                          ===============================================


See note to unaudited financial statements.

                           LEGENDS OF THE FAITH, INC.
                     NOTE TO UNAUDITED FINANCIAL STATEMENTS
                                 APRIL 30, 2001

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ended January 31, 2002. These financial statements should be read in conjunction with the Company's audited financial statements for the period ended January 31, 2001 and for the period from inception (March 17, 1999) to January 31, 2000 and the notes thereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

         The Company was organized and incorporated under the laws of the State of Nevada on March 17, 1999 and commenced business operations on May 1, 1999. The Company was formed for the purpose of marketing and selling high quality Christian inspirational toys, gifts and other products that are designed to teach the Bible, shape values and enhance character development in children. The Company distributes "Toys that Teach," consisting primarily of Bible character bear plush toys, religious apparel and other related products. The Company's distribution outlets include Christian bookstores and other retail outlets, fundraisers for schools and organizations, direct "network" marketing through home parties and e-commerce over the Internet. The Company does not manufacture its products, relying instead on suppliers. The Company's operating expenses consist primarily of selling expenses, including advertising, management fees and salaries and general and administrative expenses such as rent and utilities. Readers of this report should review the Company's discussion and analysis of financial condition in conjunction with the Company's financial statements and the related note, as well as statements made elsewhere in this report.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 2001 TO THE THREE MONTHS ENDED
-----------------------------------------------------------------------------
APRIL 30, 2000.
---------------

         REVENUES. For the three months ended April 30, 2000, the Company generated revenues of $235,820. Revenues for the three months ended April 30, 2001 were $110,929, a decrease of $124,891, or 53%. The decrease in revenues was due to fewer retail sales.

         EXPENSES. Cost of goods sold decreased $32,503, or 51%, to $31,646 for the period ended April 30, 2001 from $64,149 for the period ended April 30, 2000. This decrease was due to reduced sales. Operating expenses decreased by $41,315, or 17%, to $198,164 for the three months ended April 30, 2001 from $239,479 for the period ended April 30, 2000. The decrease in operating expenses was due to lower payroll and advertising costs.

         NET LOSS. For the three months ended April 30, 2001, the Company had a loss of $118,579, an increase of $50,771 from the period ended April 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had total assets of $220,963 and total liabilities of $399,605 at April 30, 2001. As of April 30, 2001, the Company had cash of $-0-.

         Historically, the Company has financed its operations through product sales, proceeds from the private placement of its common stock and borrowings from J&J Holdings, Inc., the Company's majority shareholder, and Howard Dix, one of the Company's directors. For example, over the three months ended April 30, 2001, the Company received aggregate loan proceeds of $127,436 from J&J Holdings, Inc. and Mr. Dix. In addition, a portion of the Company's expenses have been paid by the issuance of its common stock.

         The Company believes its existing cash and cash from operations will enable it to satisfy its cash requirements for at least the next 90 days. Thereafter, the Company will be required to obtain additional financing to implement its business plan. The Company is exploring a variety of financing alternatives in order to fund implementation of its business plan, and presently intends to raise additional capital through public or private sales of equity and/or debt securities. However, the Company has not entered into any arrangements with respect to such financings, and cannot be certain that it will be able to find such additional financing on reasonable terms, or at all. If the Company is unable to secure such financing when needed, the Company may be unable to expand, respond to competitive pressures, increase and diversify its product offerings, maintain adequate inventory, increase its advertising and marketing, implement its e-commerce strategy and otherwise implement its business plan. Additionally, the Company would be required to decrease expenses and modify its business plan based upon the cash available to it.

TREASURY STOCK TRANSACTIONS

         In the three months ended April 30, 2001, the Company re-issued 170,020 shares of treasury stock for $42,500 of services rendered to the Company.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) During the three months ended April 30, 2001, the Company re-issued from treasury an aggregate 170,020 shares of its common stock valued at $42,500 to seven individual investors in consideration of services rendered to the Company. All of the securities issued in such transactions were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption provided in
                  Section 4(2) of the Securities Act. The recipients of securities in each such transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. The Company believes the recipients were all "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the Company's common stock. All recipients had adequate access, through their relationships with the Company and its officers and directors, to information about the Company. None of the transactions involved general solicitation or advertising.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits:

                 10.1 Real Estate Lease Agreement by and between Legends of the Faith, Inc. and Archeion Nevada LLC dated February 24, 2001 (incorporated by reference to
                          Exhibit 6.7 to the registrant's Form 10-SB
                          (Registration Number 000-32273)).

         (b)     Reports on Form 8-K:

                 None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LEGENDS OF THE FAITH, INC.


Dated:   December 14, 2001                  By:    /s/ Gene Jackson
                                                   -----------------------------
                                                   Gene Jackson, President
                                                   (Principal Executive Officer
                                                   and Principal Financial
                                                   Officer and Accounting
                                                   Officer)

                                  EXHIBIT INDEX

Exhibit
   No.                           Description of Exhibit
   ---                           ----------------------

10.1 Real Estate Lease Agreement by and between Legends of the Faith, Inc. and Archeion Nevada LLC dated February 24, 2001 (incorporated by reference to Exhibit 6.7 to the registrant's Form 10-SB (Registration Number 000-32273)).