Form 10QSB
period 2001-07-31
LEGENDS OF THE FAITH INC
filed 2001-12-17
CIK 1130951

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 2001

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from to ____________

               Commission file number:           000-32273
                                       ---------------------------


                           LEGENDS OF THE FAITH, INC.
 -------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                 Nevada                                   88-0419183
----------------------------------------        ------------------------------
      (State or other jurisdiction                      I.R.S. Employer
    of incorporation or organization)                Identification number

       2240 Meridian Boulevard #B, Minden, Nevada                     89423
-------------------------------------------------------------------------------
        (Address of principal executive offices)                   (Zip Code)

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

                                      INDEX

PART I.       FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Balance Sheet at July 31, 2001 (unaudited)

                      Statements of Operations for the three months ended July 31, 2001 and July 31, 2000 (unaudited) and the six months ended July 31, 2001 and July 31, 2000 (unaudited)

                      Statements of Cash Flows for the three months ended July 31, 2001 and July 31, 2000 (unaudited) and the six months ended July 31, 2001 and July 31, 2000 (unaudited)

                      Statements of Changes in Stockholders' Deficit (unaudited)

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

         Item 3.      Defaults Upon Senior Securities

         Item 4.      Submission of Matters to a Vote of Security Holders

         Item 5.      Other Information

         Item 6.      Exhibits and Reports on Form 8-K

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

         The interim unaudited financial statements contained in this report have been prepared by Legends of the Faith, Inc. (the "Company") and, in the opinion of management, reflect all material adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consisted only of normal recurring items. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the period ended January 31, 2001 and for the period from inception (March 7, 1999) to January 31, 2000. The results of the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

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


                           LEGENDS OF THE FAITH, INC.
                            BALANCE SHEET (UNAUDITED)
                                  JULY 31, 2001

ASSETS
CURRENT ASSETS
     Accounts receivable, net of allowance for bad debts of $27,274        $   177,018
     Inventory, net                                                            121,323
     Prepaid expenses                                                           78,018
                                                                           ------------
           Total current assets                                                376,359

PROPERTY AND EQUIPMENT, at cost
     Equipment                                                                  47,305
     Office furniture and fixtures                                              12,769
     Leasehold improvements                                                      2,485
     Less: Accumulated depreciation                                            (11,808)
                                                                           ------------
                                                                                50,751

OTHER ASSETS                                                                    17,787
                                                                           ------------
           Total assets                                                    $   444,897
                                                                           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                 $   192,118
     Notes payable                                                             340,393
                                                                           ------------
           Total current liabilities                                           532,511

STOCKHOLDERS' DEFICIT
     Common stock, $.001 par value, 100,000,000 shares authorized,
         25,000,000 shares issued and 20,044,140 shares outstanding             25,000
     Additional paid in capital                                              1,092,751
     Accumulated deficit                                                    (1,000,674)
     Less: advance to stockholder (400,000 shares at $0.25 per share)         (100,000)
     Less: treasury stock (4,955,860 shares) at cost                          (104,691)
                                                                           ------------
           Total stockholders' deficit                                         (87,614)
                                                                           ------------
           Total liabilities and stockholders' deficit                     $   444,897
                                                                           ============


See note to unaudited financial statements.


                                           LEGENDS OF THE FAITH, INC.
                                      STATEMENTS OF OPERATIONS (UNAUDITED)
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2001 AND JULY 31, 2000

                                                       Three months       Three months
                                                          ended               ended        Six months ended   Six months ended
                                                      July 31, 2001       July 31, 2000      July 31, 2001      July 31, 2000
                                                    ----------------------------------------------------------------------------
REVENUE:
    Product sales                                   $          302,782  $         159,072  $         413,710  $         394,892

COST OF GOODS SOLD                                              50,769             35,134             82,415             99,283

Operating expenses:
    Selling                                                     23,893             16,740             41,739             52,006
    General and administrative                                 139,033            182,281            319,350            386,494
                                                    ----------------------------------------------------------------------------
             Total operating expenses                          162,926            199,021            361,089            438,500
                                                    ----------------------------------------------------------------------------

Other income (loss)                                             (2,059)                 0             (1,757)                 0
                                                    ----------------------------------------------------------------------------
                 Net income (loss)                  $           87,028  $         (75,083) $         (31,551) $        (142,891)
                                                    ============================================================================

Net income (loss) per share -
    basic and diluted                               $             0.00  $           (0.00) $           (0.00) $           (0.01)
                                                    ============================================================================

Weighted average common shares                              20,028,410         16,274,905         19,947,790         20,795,955


See note to unaudited financial statements.


                                                   LEGENDS OF THE FAITH, INC.
                                              STATEMENTS OF CASH FLOWS (UNAUDITED)
                            FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2001 AND JULY 31, 2000

                                                             Three months      Three months       Six months       Six months
                                                                 ended             ended            ended             ended
                                                             July 31, 2001     July 31, 2000    July 31, 2001     July 31, 2000
                                                             -------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income (loss)                                       $      87,028   $       (75,083) $        (31,551) $      (142,891)
     Adjustments to reconcile net income (loss) to net
           cash provided by (used in) operating
           activities:
           Depreciation and amortization                             4,306               705             8,611            1,410
           Provision for excess inventory and bad debts            (30,108)                0           (30,108)           4,628
           Reissuance of treasury stock for services                 4,000             6,250            36,500           13,825
        Changes in operating assets and liabilities:
           Accounts receivable                                    (165,109)          (13,273)         (145,764)         (67,218)
           Inventory                                                32,627           (89,614)           35,088          (74,928)
           Prepaid expenses                                        (56,897)           37,262           (75,019)          17,242
           Other assets                                                  0            (1,500)           (1,600)         (20,500)
           Accounts payable and accrued expenses                    29,338            15,740            54,451           26,657
                                                             -------------------------------------------------------------------
     Net cash provided by (used in) operating activities           (94,815)         (119,513)         (149,392)        (241,775)

INVESTING ACTIVITIES
     Capital expenditures                                           (8,793)           (2,739)           (9,952)         (20,086)
                                                             -------------------------------------------------------------------
     Net cash (used in) investing activities                        (8,793)           (2,739)           (9,952)         (20,086)

FINANCING ACTIVITIES
     Cash overdraft                                                  1,147                 0                 0           (2,993)
     Proceeds from long-term debt                                  102,461                 0           229,897          114,825
     Principal payments on long-term debt                                0           (12,000)          (78,350)         (10,000)
     Purchase of treasury stock                                          0                 0                 0         (200,000)
     Proceeds from issuance of stock                                     0           156,000                 0          385,475
                                                             -------------------------------------------------------------------
     Net cash provided by financing activities                     103,608           144,000           151,547          287,307
                                                             -------------------------------------------------------------------
           INCREASE (DECREASE) IN CASH                                   0            21,748            (7,797)          25,446
CASH AT BEGINNING OF PERIOD                                              0             3,698             7,797                0
                                                             -------------------------------------------------------------------
CASH AT END OF PERIOD                                        $           0   $        25,446  $              0  $        25,446
                                                             ===================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                  $           0   $            42  $              0  $            42
     Reissuance of treasury stock for goods and services     $       4,000   $         6,250  $         36,500  $        13,825


See note to unaudited financial statements


                                                  LEGENDS OF THE FAITH, INC.
                                  STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)



                                                       Common Stock              Treasury Stock           Additional
                                                  ----------------------------------------------------      Paid-in
                                                    Shares        Amount      Shares         Amount         Capital
                                                  --------------------------------------------------------------------
Balance, January 31, 2001                          25,000,000   $  25,000    5,148,560   $   (107,611)  $   1,059,171
    Issuance of treasury stock                                                (192,700)         2,920          33,580
    Net (loss) for six-months ended July 31, 2001
                                                  --------------------------------------------------------------------
Balance, July 31, 2001                             25,000,000   $  25,000    4,955,860   $   (104,691)  $   1,092,751
                                                  ====================================================================

                                                      Receivable
                                                         from           Accumulated
                                                      Shareholder         Deficit           Total
                                                  --------------------------------------------------
Balance, January 31, 2001                          $     (100,000)   $     (969,123)   $    (92,563)
    Issuance of treasury stock                                                               36,500
    Net (loss) for six-months ended July 31, 2001                           (31,551)        (31,551)
                                                  ---------------------------------------------------
Balance, July 31, 2001                             $     (100,000)   $   (1,000,674)   $    (87,614)
                                                  ===================================================


See note to unaudited financial statements.

                           LEGENDS OF THE FAITH, INC.
                     NOTE TO UNAUDITED FINANCIAL STATEMENTS
                                  JULY 31, 2001

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-and six-month periods ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ended January 31, 2002. These financial statements should be read in conjunction with the Company's audited financial statements for the period ended January 31, 2001 and for the period from inception (March 17, 1999) to January 31, 2000 and the notes thereto.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2001 TO THE THREE MONTHS ENDED
----------------------------------------------------------------------------
JULY 31, 2000.
--------------

         REVENUES. For the three months ended July 31, 2000, the Company generated revenues of $159,072. Revenues for the three months ended July 31, 2001 were $302,782, an increase of $143,710, or 90%. The increase in revenues was due to increased product sales to churches through the Company's church partnership distribution channel.

         EXPENSES. Cost of goods sold increased 15,635, or 45%, from $35,134 for the period ended July 31, 2000 to $50,769 for the period ended July 31, 2001. This increase was due primarily to increased product sales, offset by incremental reductions in the costs to cover the increased volume. Operating expenses decreased by 36,095, or 18%, to $162,926 for the three months ended July 31, 2001 from $199,021 for the period ended July 31, 2000. The decrease in operating expenses was due primarily to decreased payroll and advertising expenses.

         NET INCOME. The Company had net income of $87,028 for the three months ended July 31, 2001 compared to a net loss of $75,083 for the three months ended July 31, 2000.

COMPARISON OF THE SIX MONTHS ENDED JULY 31, 2001 TO THE SIX MONTHS ENDED JULY
-----------------------------------------------------------------------------
31, 2000.
---------

         REVENUES. For the six months ended July 31, 2000, the Company generated revenues of $394,892. Revenues for the six months ended July 31, 2001 were $413,710, an increase of $18,818, or 5%. The increase in revenues was due to increased product sales. The Company's distribution channels changed over these periods as well, as increased church partnership, fundraising and home party sales offset declines in the Company's sales from retail outlets.

         EXPENSES. Cost of goods sold decreased $16,868, or 17%, to $82,415 for the period ended July 31, 2001 from $99,283 for the period ended July 31, 2000. This decrease was due to careful purchasing of new items released during the six months ended July 31, 2001. Selling expenses decreased by $10,267, or 20%, to $41,739 for the six months ended July 31, 2001 from $52,006 for the period ended

July 31, 2000. General and administrative expenses also decreased $67,144, or 17%, to $319,350 for the period ended July 31, 2001 from $386,494 for the period ended July 31, 2000. The decrease in selling expenses was principally due to decreased advertising. The decrease in general and administrative expenses was principally due to decreased costs to support the Company's increasing volume of business. The Company has taken steps to reduce its wage costs through paring of the use of contract labor. In addition, the Company's lease expense decreased by $27,000 for the six months ended July 31, 2001 compared to the same period last year.

         NET LOSS. For the six months ended July 31, 2001, the Company had a loss of $31,551, a decrease of $111,340 from the period ended July 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had total assets of $444,897 and total liabilities of $532,511 at July 31, 2001. As of July 31, 2001, the Company had cash of $-0-.

         The Company's capital expenditures were $9,952 for the six months ended July 31, 2001. The Company believes its capital expenditures will continue to increase as the Company expands its e-commerce capabilities. For example, the Company expects to acquire computer systems and software to support the Company's e-commerce activities, purchases that the Company anticipates will be $30,000 to $50,000 over the next 12 months.

         Historically, the Company has financed its operations through product sales, proceeds from the private placement of its common stock and borrowings from J&J Holdings, Inc., the Company's majority shareholder, and Howard Dix, one of the Company's directors. For example, over the six months ended July 31, 2001, the Company received aggregate loan proceeds of $229,897 from J&J Holdings, Inc. and Mr. Dix. In addition, a portion of the Company's expenses have been paid by the issuance of its common stock.

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

TREASURY STOCK TRANSACTIONS

         In the three months ended July 31, 2001, the Company re-issued 41,460 shares of treasury stock for $10,262.50 of services rendered to the Company.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) During the three months ended July 31, 2001, the Company re-issued from treasury an aggregate 41,460 shares of its common stock valued at $10,262.50 to 40 individual investors in consideration of services rendered to the Company. All of the securities issued in such transactions were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption provided in
                  Section 4(2) of the Securities Act. The recipients of securities in each such transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. The Company believes the recipients were all "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the Company's common stock. All recipients had adequate access, through their relationships with the Company and its officers and directors, to information about the Company. None of the transactions involved general solicitation or advertising.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits:

                 10.1 General Contract for Services Agreement by and between Legends of the Faith, Inc. and Michael Atwood/Southland Mobile Services, Inc. dated July 1, 2001 (incorporated by reference to Exhibit 6.8 to the registrant's Form 10-SB (Registration Number 000-32273)).

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

                                  EXHIBIT INDEX

Exhibit
   No.                            Description of Exhibit
   ---                            ----------------------

10.1 General Contract for Services Agreement by and between Legends of the Faith, Inc. and Michael Atwood/Southland Mobile Services, Inc. dated July 1, 2001 (incorporated by reference to Exhibit 6.8 to the registrant's Form 10-SB (Registration Number 000-32273)).