Form 10QSB
period 2001-10-31
LEGENDS OF THE FAITH INC
filed 2001-12-17
CIK 1130951

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 2001

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from to ____________

              Commission file number:           000-32273
                                      ---------------------------


                           LEGENDS OF THE FAITH, INC.
 -------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                 Nevada                                   88-0419183
----------------------------------------         -----------------------------
      (State or other jurisdiction                      I.R.S. Employer
    of incorporation or organization)                Identification number

         2240 Meridian Boulevard #B, Minden, Nevada                     89423
--------------------------------------------------------------------------------
          (Address of principal executive offices)                   (Zip Code)

         Issuer's telephone number, including area code: (775) 782-2506


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of December 14, 2001, 20,044,140 shares of common stock of the issuer were outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [ ]     No [X]

                                      INDEX

PART I.     FINANCIAL INFORMATION

       Item 1.      Financial Statements

                    Balance Sheet at October 31, 2001 (unaudited)

                    Statements of Operations for the three months ended October 31, 2001 and October 31, 2000 (unaudited) and the nine months ended October 31, 2001 and October 31, 2000 (unaudited)

                    Statements of Cash Flows for the three months ended October 31, 2001 and October 31, 2000 (unaudited) and the nine months ended October 31, 2001 and October 31, 2000 (unaudited)

                    Statements of Changes in Stockholders' Deficit (unaudited)

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


                           LEGENDS OF THE FAITH, INC.
                            BALANCE SHEET (UNAUDITED)
                                OCTOBER 31, 2001

ASSETS
CURRENT ASSETS
     Accounts receivable, net of allowance for bad debts of $27,274        $   150,741
     Inventory, net                                                            204,027
     Prepaid expenses and other current assets                                   6,321
                                                                           ------------
                                        Total current assets                   361,089

PROPERTY AND EQUIPMENT, AT COST
     Equipment                                                                  49,688
     Office furniture and fixtures                                              12,769
     Leasehold improvements                                                      2,485
     Less: Accumulated depreciation                                            (13,478)
                                                                           ------------
                                                                                51,464

OTHER ASSETS                                                                    15,151
                                                                           ------------
                                         Total assets                      $   427,704
                                                                           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                 $   137,735
     Notes payable                                                             393,948
                                                                           ------------
                                   Total current liabilities                   531,683

STOCKHOLDERS' DEFICIT
     Common stock, $.001 par value, 100,000,000 shares authorized,
         25,000,000 shares issued and 20,127,180 shares outstanding             25,000
     Additional paid in capital                                              1,103,331
     Accumulated deficit                                                    (1,028,539)
     Less: advance to stockholder (400,000 shares at $0.25 per share)         (100,000)
     Less: treasury stock (4,872,820 shares) at cost                          (103,771)
                                                                           ------------
                                  Total stockholders' deficit                 (103,979)
                                                                           ------------
                          Total liabilities and stockholders' deficit      $   427,704
                                                                           ============

See note to unaudited financial statements.


                                            LEGENDS OF THE FAITH, INC.
                                       STATEMENTS OF OPERATIONS (UNAUDITED)

                                                Three months       Three months      Nine months       Nine months
                                                    ended             ended             ended             ended
                                                 October 31,       October 31,       October 31,       October 31,
                                                    2001               2000             2001              2000
                                             -----------------------------------------------------------------------
REVENUE:
    Product sales                             $        84,242   $        123,283  $       492,253   $       509,024

COST OF GOODS SOLD                                     19,213             38,332          131,609           137,615

Operating expenses:
    Selling                                            13,777             71,923           55,515           123,929
    General and administrative                         80,477            282,859          369,719           679,609
                                             -----------------------------------------------------------------------
            Total operating expenses                   94,254            354,782          425,234           803,538
                                             -----------------------------------------------------------------------

Other income (loss)                                     1,360              4,384            5,174            13,534
                                             -----------------------------------------------------------------------
               Net income (loss)              $       (27,865)  $       (265,447) $       (59,416)  $      (418,595)
                                             =======================================================================

Net income (loss) per share -
    basic and diluted                         $         (0.00)  $          (0.01) $         (0.00)  $         (0.02)
                                             =======================================================================

Weighted average common shares                     20,105,180         18,497,643       20,047,207        16,878,049


See note to unaudited financial statements.


                                                 LEGENDS OF THE FAITH, INC.
                                            STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             Three months      Three months     Nine months      Nine months
                                                                 ended             ended           ended            ended
                                                              October 31,       October 31,     October 31,      October 31,
                                                                 2001              2000             2001             2000
                                                          --------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income (loss)                                     $       (27,865)  $      (265,447) $      (59,416)  $     (418,595)
     Adjustments to reconcile net (loss) to net cash
            provided by (used in) operating activities:
            Depreciation                                             4,306             5,833          12,917           17,500
            Reissuance of treasury stock for services               11,500            22,500          48,000           36,326
        Changes in operating assets and liabilities:
            Accounts receivable                                     26,277            10,917        (119,487)         (51,672)
            Inventory                                              (82,704)          (36,003)        (77,724)        (110,931)
            Prepaid expenses and other current assets               71,697           (68,751)         (6,321)         (51,510)
            Other assets                                                 0          (118,500)          1,239         (139,000)
            Accounts payable and accrued expenses                  (54,383)           (1,152)            228           25,506
                                                          --------------------------------------------------------------------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (51,172)         (450,603)       (200,564)        (692,376)

INVESTING ACTIVITIES
     Capital expenditures                                           (2,383)           (4,297)        (12,335)         (24,383)
                                                          --------------------------------------------------------------------
     NET CASH (USED IN) INVESTING ACTIVITIES                        (2,383)           (4,297)        (12,335)         (24,383)

FINANCING ACTIVITIES
     Cash overdraft                                                      0                 0               0           (2,993)
     Proceeds from short-term debt                                  89,055                 0         318,602          112,409
     Principal payments on short-term debt                         (35,500)         (217,233)       (113,500)        (224,818)
     Purchase of treasury stock                                          0                 0               0         (117,086)
     Proceeds from reissuance of treasury stock                          0           693,175               0          995,735
                                                          --------------------------------------------------------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                      53,555           475,942         205,102          763,247
                                                          --------------------------------------------------------------------
                     INCREASE (DECREASE) IN CASH                         0            21,042          (7,797)          46,488
CASH AT BEGINNING OF PERIOD                                              0            25,446           7,797                0
                                                          --------------------------------------------------------------------
CASH AT END OF PERIOD                                      $             0   $        46,488  $            0   $       46,488
                                                          ====================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                $           282   $            42  $          282   $           42
     Reissuance of treasury stock for goods and services   $        11,500   $       141,500  $       48,000   $      155,326


See note to unaudited financial statements.


                                          LEGENDS OF THE FAITH, INC.
                          STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)



                                                              Common Stock              Treasury Stock            Additional
                                                        -----------------------------------------------------       Paid-in
                                                          Shares        Amount       Shares         Amount          Capital
                                                        ------------------------------------------------------------------------
BALANCE, JANUARY 31, 2001                                25,000,000  $    25,000    5,148,560   $    (107,611)  $   1,059,171
    Issuance of treasury stock                                                       (192,700)          3,840          44,160
    Net (loss) for nine-months ended October 31, 2001
                                                        ------------------------------------------------------------------------
BALANCE, OCTOBER 31, 2001                                25,000,000  $    25,000    4,955,860   $    (103,771)  $   1,103,331
                                                        ========================================================================

                                                           Receivable
                                                              from           Accumulated
                                                          Shareholder          Deficit         Total
                                                        ------------------------------------------------
BALANCE, JANUARY 31, 2001                               $    (100,000)    $     (969,123)  $    (92,563)
    Issuance of treasury stock                                                                   48,000
    Net (loss) for nine-months ended October 31, 2001                            (59,416)       (59,416)
                                                        ------------------------------------------------
BALANCE, OCTOBER 31, 2001                               $    (100,000)    $   (1,028,539)  $   (103,979)
                                                        ================================================



See note to unaudited financial statements.

                           LEGENDS OF THE FAITH, INC.
                     NOTE TO UNAUDITED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ended January 31, 2002. These financial statements should be read in conjunction with the Company's audited financial statements for the period ended January 31, 2001 and for the period from inception (March 17, 1999) to January 31, 2000 and the notes thereto.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2001 TO THE THREE MONTHS ENDED
-------------------------------------------------------------------------------
OCTOBER 31, 2000.
-----------------

         REVENUES. For the three months ended October 31, 2000, the Company generated revenues of $123,283. Revenues for the three months ended October 31, 2001 were $84,242, a decrease of $39,041, or 32%. The decrease in revenues was due to a decrease in retail sales as compared to the prior period.

         EXPENSES. Cost of goods sold decreased $19,119, or 50%, to $19,213 for the period ended October 31, 2001 from $38,332 for the period ended October 31, 2000. This decrease was due to reduced product sales. Selling expenses decreased by $58,146, or 81%, to $13,777 for the three months ended October 31, 2001 from $71,923 for the period ended October 31, 2000. General and administrative expenses also decreased $202,382, or 72%, to $80,477 for the period ended October 31, 2001 from $282,859 for the period ended October 31, 2000. The decrease in selling expenses was due to reduced product sales and advertising costs. The decrease in general and administrative expenses was due to decreased payroll expenses. In addition, the Company's lease expense decreased by $14,700 for the three months ended October 31, 2001 compared to the same period last year.

         NET LOSS. For the three months ended October 31, 2001, the Company had a loss of $27,865, a decrease of $237,582 from the period ended October 31, 2000.

COMPARISON OF THE NINE MONTHS ENDED OCTOBER 31, 2001 TO THE NINE MONTHS ENDED
-----------------------------------------------------------------------------
OCTOBER 31, 2000.
-----------------

         REVENUES. For the nine months ended October 31, 2000, the Company generated revenues of $509,024. Revenues for the nine months ended October 31, 2001 were $492,253, a decrease of $16,771, or 3%. The decrease in revenues was due to decreased retail sales which were only partially offset by sales through the Company's church partnership and fundraising distribution channels.

         EXPENSES. Cost of goods sold decreased $6,006, or 4%, to $131,609 for the period ended October 31, 2001 from $137,615 for the period ended October 31, 2000. This decrease was due to the slight reduction in the Company's overall sales. Selling expenses decreased by $68,414, or 55%, to $55,515 for the nine months ended October 31, 2001 from $123,929 for the period ended October 31, 2000. General and administrative expenses also decreased $309,890, or 46%, to $369,719 for the period ended October 31, 2001 from $679,609 for the period ended October 31, 2000. The decrease in selling expenses was due to the Company's reduced sales and a reduction in its advertising expenses compared to the prior period. The decrease in general and administrative expenses was due to lower payroll expenses. In addition, the Company's lease expense decreased by $36,000 for the nine months ended October 31, 2001 compared to the same period last year.

         NET LOSS. For the nine months ended October 31, 2001, the Company had a loss of $59,416, a decrease of $359,179 from the period ended October 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had total assets of $427,704 and total liabilities of $531,683 at October 31, 2001. As of October 31, 2001, the Company had cash of $-0-.

         The Company's capital expenditures were $12,335 for the nine months ended October 31, 2001. The Company believes its capital expenditures will continue to increase as the Company expands its e-commerce capabilities. For example, the Company expects to acquire computer systems and software to support its e-commerce activities, purchases that the Company anticipates will be $30,000 to $50,000 over the next 12 months.

         Historically, the Company has financed its operations through product sales, proceeds from the private placement of its common stock and borrowings from J&J Holdings, Inc., the Company's majority shareholder, and Howard Dix, one of the Company's directors. For example, over the nine months ended October 31, 2001, the Company received aggregate loan proceeds of $318,602 from J&J Holdings, Inc. and Mr. Dix. In addition, a portion of the Company's expenses have been paid by the issuance of its common stock.

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

TREASURY STOCK TRANSACTIONS

         In the three months ended October 31, 2001, the Company re-issued 83,040 shares of treasury stock for $20,885 of services rendered to the Company.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) During the three months ended October 31, 2001, the Company re-issued from treasury an aggregate 83,040 shares of its common stock valued at $20,885 to six individual investors in consideration of services rendered to the Company. All of the securities issued in such transactions were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption provided in
                  Section 4(2) of the Securities Act. The recipients of securities in each such transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. The Company believes the recipients were all "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the Company's common stock. All recipients had adequate access, through their relationships with the Company and its officers and directors, to information about the Company. None of the transactions involved general solicitation or advertising.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits:

                 None.

         (b)     Reports on Form 8-K:

                 The Company filed the following Reports on Form 8-K during the three months ended October 31, 2001:

                  (i) Report on Form 8-K dated September 20, 2001, was filed pursuant to Item 4 (Changes in Registrant's Certifying Accountants).

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