Form 10QSB/A
period 2001-04-30
LEGENDS OF THE FAITH INC
filed 2002-02-01
CIK 1130951

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                 FORM 10- QSB/A



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
                                      ---------------------------


                           LEGENDS OF THE FAITH, INC.
 -------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

               Nevada                                     88-0419183
--------------------------------------         ---------------------------------
    (State or other jurisdiction                        I.R.S. Employer
  of incorporation or organization)                  Identification number

     2240 Meridian Boulevard #B, Minden, Nevada                     89423
--------------------------------------------------------------------------------
      (Address of principal executive offices)                   (Zip Code)

         Issuer's telephone number, including area code: (775) 782-2506



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of January 16, 2002, 20,044,140 shares of common stock of the issuer were outstanding.


Transitional Small Business Disclosure Format (Check one):    Yes [ ]     No [X]

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The final paragraph of Item 2 is amended and restated to read in its entirety as follows:

"TREASURY STOCK TRANSACTIONS


         In the three months ended April 30, 2001, the Company re-issued 151,240 shares of treasury stock for $32,500 of services rendered to the Company."


                           PART II. OTHER INFORMATION

         Item 2 is amended and restated to read in its entirety as follows:

"ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS


         (c) During the three months ended April 30, 2001, the Company re-issued from treasury an aggregate 151,240 shares of its common stock valued at $32,500 to seven individual investors in consideration of services rendered to the Company. All of the securities issued in such transactions were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption provided in
                  Section 4(2) of the Securities Act. The recipients of securities in each such transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. The Company believes the recipients were all "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the Company's common stock. All recipients had adequate access, through their relationships with the Company and its officers and directors, to information about the Company. None of the transactions involved general solicitation or advertising."

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LEGENDS OF THE FAITH, INC.



Dated:    January 25, 2002                  By: /s/ Gene Jackson
          -----------------                     --------------------------------
                                                Gene Jackson, President
                                                (Principal Executive Officer
                                                and Principal Financial Officer
                                                and Accounting Officer)