Form 10QSB/A
period 2001-07-31
LEGENDS OF THE FAITH INC
filed 2002-02-01
CIK 1130951

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
                                       ---------------------------


                           LEGENDS OF THE FAITH, INC.
 -------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

               Nevada                                     88-0419183
--------------------------------------        ----------------------------------
    (State or other jurisdiction                        I.R.S. Employer
  of incorporation or organization)                  Identification number

    2240 Meridian Boulevard #B, Minden, Nevada                     89423
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

"TREASURY STOCK TRANSACTIONS


         In the three months ended July 31, 2001, the Company re-issued 41,460 shares of treasury stock for $4,000 of services rendered to the Company."


                           PART II. OTHER INFORMATION

         Item 2 is amended and restated to read in its entirety as follows:

"ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


         (c) During the three months ended July 31, 2001, the Company re-issued from treasury an aggregate 41,460 shares of its common stock valued at $4,000 to 40 individual investors in consideration of services rendered to the Company. All of the securities issued in such transactions were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption provided in
                  Section 4(2) of the Securities Act. The recipients of securities in each such transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. The Company believes the recipients were all "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the Company's common stock. All recipients had adequate access, through their relationships with the Company and its officers and directors, to information about the Company. None of the transactions involved general solicitation or advertising."

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