Form 10QSB/A
period 2001-10-31
LEGENDS OF THE FAITH INC
filed 2002-02-01
CIK 1130951

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                 FORM 10- QSB/A



                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 2001

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from to ____________

               Commission file number:           000-32273
                                       ---------------------------


                           LEGENDS OF THE FAITH, INC.
 -------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                 Nevada                                  88-0419183
----------------------------------------    ------------------------------------
      (State or other jurisdiction                     I.R.S. Employer
    of incorporation or organization)               Identification number

  2240 Meridian Boulevard #B, Minden, Nevada                     89423
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

                          PART I. FINANCIAL INFORMATION


         The Company made a change to the Statements of Changes in Stockholders' Deficit (Unaudited). Item 1 is amended and restated in its entirety to read as follows:


"ITEM 1.      FINANCIAL STATEMENTS

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


                                          LEGENDS OF THE FAITH, INC.
                          STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)



                                     Common Stock            Treasury Stock      Additional    Receivable
                                ----------------------------------------------    Paid-in        from        Accumulated
                                 Shares      Amount     Shares       Amount       Capital    Shareholder       Deficit       Total
                                ----------------------------------------------------------------------------------------------------

BALANCE, JANUARY 31, 2001       25,000,000 $   25,000  5,148,560 $  (107,611) $   1,059,171 $   (100,000) $    (969,123) $  (92,563)
    Issuance of treasury stock                          (275,740)      3,840         44,160                                  48,000
    Net (loss) for nine-months
      ended October 31, 2001                                                                                    (59,416)    (59,416)
                                ----------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 31, 2001       25,000,000 $   25,000  4,872,820 $  (103,771) $   1,103,331 $   (100,000) $  (1,028,539) $ (103,979)
                                ====================================================================================================


See note to unaudited financial statements.

                           LEGENDS OF THE FAITH, INC.
                     NOTE TO UNAUDITED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ended January 31, 2002. These financial statements should be read in conjunction with the Company's audited financial statements for the period ended January 31, 2001 and for the period from inception (March 17, 1999) to January 31, 2000 and the notes thereto."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The final paragraph of Item 2 is amended and restated to read in its entirety as follows:

"TREASURY STOCK TRANSACTIONS


         In the three months ended October 31, 2001, the Company re-issued 83,040 shares of treasury stock for $11,500 of services rendered to the Company."


                           PART II. OTHER INFORMATION

         Item 2 is amended and restated to read in its entirety as follows:

"ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS


(c) During the three months ended October 31, 2001, the Company re-issued from treasury an aggregate 83,040 shares of its common stock valued at $11,500 to six individual investors in consideration of services rendered to the Company. All of the securities issued in such transactions were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption provided in Section 4(2) of the Securities Act. The recipients of securities in each such transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. The Company believes the recipients were all "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the Company's common stock. All recipients had adequate access, through their relationships with the Company and its officers and directors, to information about the Company. None of the transactions involved general solicitation or advertising."

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