Form 10KSB
period 2002-01-31
LEGENDS OF THE FAITH INC
filed 2002-05-13
CIK 1130951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended January 31, 2002

                               [OR]

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________ to __________ .
                Commission File Number: 000-09322

                    Legends of the Faith, Inc.
          (Name of Small Business Issuer in its Charter)

Nevada                                             88-0419183
(State or other jurisdiction of                   (I.R.S. Employer
incorporation)                                    Identification No.)

                        1045 Stephanie Way
                         Minden, NV 89423
       (Address of principal executive offices) (Zip Code)

                          (775) 267-2242
         (Issuer's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Exchange Act:
                               None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

             Common Stock, $.001 par value per share
                         (Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended January 31, 2002 totaled $853,248.

As of April 30, 2002 the issuer had 20,181,280 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates on April 30, 2002, was approximately $0, since there is no public market for the Company's common stock.

                    Legends of the Faith, Inc.
                   Annual Report on Form 10KSB

                        TABLE OF CONTENTS

PART I.

ITEM 1.     DESCRIPTION OF BUSINESS                         1

ITEM 2.     DESCRIPTION OF PROPERTIES                       6

ITEM 3.     LEGAL PROCEEDINGS                               6

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS                                         7

PART II.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS                             7

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
            PLAN OF OPERATION                               8

ITEM 7.     FINANCIAL STATEMENTS                           10

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURES                                    10

PART III.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION
            16(A) OF THE EXCHANGE ACT                      11

ITEM 10.    EXECUTIVE COMPENSATION                         13

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT                          14

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS                                   15

                              PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward-Looking Statements
---------------------------

     Some of the statements contained in this Form 10-KSB for Legends of the Faith, Inc. discuss future expectations, contain projections of results of operation or financial condition or state other forward-looking information. They often include words such as believe, expect, anticipate, intend or plan or words with similar meaning or conditional verbs such as will, would, should or may. Legends of the Faith, Inc. wishes to caution readers not to place undue reliance on any forward-looking statements as these statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

     acts or threats of war, terrorism and the effects of such acts or threats on the Company, its employees, debtors, customers and vendors as well as the local economy;

     the success or failure of management's efforts to implement their business strategy;

     the ability to raise sufficient capital to meet operating requirements;

     the uncertainty of consumer demand for Legend's products;

     the ability to compete with major established companies;

     the effect of changing economic conditions;

     the ability to develop profitable operations;

     the ability to assimilate acquisitions in a profitable manner;

     the ability to attract and retain quality employees; and

     other risks, which may be described in future filings with the Securities and Exchange Commission.

     Legends of the Faith, Inc. does not undertake, and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for Legend's ongoing obligation to disclose material information as required by the federal securities laws.

General
-------

     Legends of the Faith, Inc. ("we" "us" "Legends" or the "Company"), is a Nevada corporation which was organized on March 17, 1999. Our principal office is located at 1045 Stephanie Way, Minden, Nevada 89423. We operate websites at www.legendsoffaith.com, www.yahwear.com, and our primary e-commerce website at www.kingdomgifts.com (collectively, the "Legends Websites").

     We sell and distribute high quality Christian inspirational toys, gifts and other products that are designed to teach the Bible, shape values and enhance character development in children. We distribute "Toys that Teach"(TM), consisting primarily of Bible character bears, religious apparel, books, music, and other related products. In the future, we may offer story line CD's, audio-tapes, movies and other Christian inspirational gifts and products. Our distribution outlets include Christian bookstores and other retail outlets, fundraisers for schools and organizations, direct "network" marketing through parties and e-commerce over the Internet.

Overview
---------

     Legends of the Faith(TM), Inc. provides high quality inspirational toys for children that teach the Bible, shape values, and develop character. Legends distributes "Toys that Teach" through Bible character bears, religious apparel, jewelry, food items, and a newly released Bible software product (the "iBelieve Bible").

     It is the vision and desire of the Company's management to use the inspirational gift category to introduce high quality products that will reach a new generation of people

     There are four primary distribution outlets for the Company's products:
(1) Christian bookstores and other retail outlets; (2) fundraisers for schools and organizations; (3) network marketing through home parties; and (4) e-tailing through our internet-related activities.

History
-------

     Legends of the Faith, Inc. was organized and incorporated under the laws of the State of Nevada on March 17, 1999, and commenced business operations on May 1, 1999. Our founder and CEO, Gene Jackson, has more than 20 years experience in the printing, advertising, and non-profit ministry arenas. Legends voluntarily became subject to the filing requirements of the Securities and Exchange Commission on April 1, 2001.

Subsequent Events
-----------------

     Subsequent to the closure of our fiscal year 2001 audit period, Legends has continued to make inroads into the retail marketplace with our iBelieve Bible software product. We are negotiating and having conversation with a significant vendor of Christian Software Products. It is our hope that within the next six months, Legends will have its iBelieve Bible and other products in commercial retail locations.

     Subsequent to the closure of our fiscal year 2001 audit period, Legends moved its administrative, internet and customer service operations to a facility located at 1045 Stephanie Way in Minden, Nevada. The facility also contains a "pick and pull" warehouse area which has an easier working arena than our earlier location. We have maintained our other location on Meridian Blvd. in Minden for continued use as a sales and marketing office and warehouse storage area.

     Subsequent to the closure of our fiscal year 2001 audit period, Legends consummated an agreement to purchase 67% of the outstanding stock of Xtreme Notebooks, Inc., a Nevada corporation, which sells laptop computers and projectors. Management anticipates that Legends will substantially increase its ability to cross-market the products of Xtreme Notebooks to existing fundraising and retail customers. Our existing marketing efforts should also benefit the future of Xtreme Notebooks.

Industry Background; Market for Religious Products
--------------------------------------------------

     The Company believes that the market for religious-based products is expanding as parents and other family members increasingly search for tools to teach their children Christian values and develop character. Christian filter contents for the Internet, curricula for value development and creative media usage are all indicators of the hunger that exists in the general population for Legends' "Toys that Teach." We believe we can reach this expanding market through each of our four primary distribution channels.

     The Internet and other online services are evolving into a unique sales and marketing channel, just as retail stores, mail-order catalogs and television shopping have done. Online retailers can interact directly with customers by frequently adjusting their featured selections, editorial insights, shopping interfaces, pricing, and visual presentations. The minimal cost to publish on the Web, the ability to reach and serve a large and global group of customers electronically from a central location, and the potential for personalized low-cost customer interaction provides additional economic benefits for online retailers. Unlike traditional retail channels, online retailers do not have many of the costs of managing and maintaining a significant retail store infrastructure or the continuous printing and mailing costs of catalog marketing. Because of these advantages over traditional retailers, online retailers have the potential to build large, global customer bases quickly and to achieve superior economic returns over the long term.

Competition
-----------

     The retail toy industry is large, growing and fragmented. Several large retailers such as Toys-R-Us, K B Toys, Target Stores, Sears, Wal-Mart, Kmart and others dominate the toy industry and carry a large selection of toys. Many retailers in this industry also carry specialty toy products, including religious and inspirational products. Our experience in the retail toy industry suggests that most large retailers are located in metropolitan areas and that there is a large potential market for companies, such as ours, that specialize in children's toys and related inspirational products that teach Christian values, especially with respect to potential customers that reside in suburban and rural areas, as well as those in the metropolitan areas.

     Retailing children's toys and educational products is intensely competitive. We compete with a variety of competitors with significantly greater experience and with greater financial, human and technical resources than us. These competitors include:

..     traditional store-based toy and children's product retailers such as
      Toys-R-Us, K B Toys, FAO Schwarz, Zany Brainy and others;

..     major discount retailers such as Wal-Mart, Target Stores, Sears, Kmart and others;

..     independent and specialty children's toy stores including Disney, Warner
      Bros. and others;

..     catalog retailers;

..     Internet portals such as AOL and YAHOO!;

..     specialty toy stores featuring collectable toys and hobby items, and

..     various online competitors such as kbkids.com, toysrus.com, and
      Amazon.com.

     In addition to the traditional competitors, our e-commerce channel has unique challenges. Marketing toys and educational products over the Internet is new, rapidly evolving and becoming intensely competitive. Barriers to entry are minimal and new competitors can launch new sites at a relatively low cost. In addition, traditional retailers have begun to launch web sites and online services that are expected to compete directly with Internet toy retailers. Competitive pressures created by any one of the foregoing companies, singularly or collectively, however, could have a material adverse effect on our business, prospects, financial condition and results of operations.

     Based on our experience in the industry, we believe that the principal competitive factors for on-line toy retailers are brand recognition, selection, convenience, price, speed and accessibility, customer service and reliability and speed of fulfillment.

     The Company's management estimates that there are approximately 130 toy retailers with Internet websites. Based on our experience in the industry, we believe that kbkids.com and toysrus.com currently dominate the on-line market for children's toys and related products and that they are likely to face significant competition from Amazon.com and other major on-line retailers in the future.

     Based on our experience in the industry, we believe that most of the toy retailers with Internet websites are small, specialized companies marketing specific categories or lines of toys. We intend to compete directly against these companies by offering a line of products that feature Christian inspirational toys, gifts, apparel and related items at competitive prices.
We intend to attract visitors and potential customers to the Legends Websites by offering special content and information of interest to buyers of Christian inspirational products. We also intend to offer other popular Christian inspirational products through strategic relationships with fulfillment vendors and through affiliate programs that will allow us to offer the inventory of other on line retailers to our visitors and to receive a fee for transactions originated on our kingdomgifts.com website. Legends' electronic publishing products face competition from other electronic publishers such as Logos, BibleSoft and FindEx (Parson's Technology). It is expected that some or all of these competitors of will create competitive products to the iBelieve Bible. At present, we believe our product offers more value for the price than any of the above competitors.

Intellectual Property
---------------------

     We rely on trademark laws to establish and protect our proprietary rights, as well as develop and maintain our competitive position. We own or have rights to United States trademark registrations and applications that are intended to protect our rights to certain words and/or symbols representing the goodwill of our Company in connection with the sale of our goods. In particular, we have secured or applied for trademark protection for the use of the following marks in connection with our goods:

     LEGENDS OF THE FAITH, Registration Number 2,394,270, registered on October 10, 2000 for a series of plush toys that represent biblical characters. The registration is due for renewal on October 10, 2010.

     TOYS THAT TEACH, Serial Number 75/920,270 filed on February 4, 2000 for toys, namely, biblical character plush toys, designed for the purpose of teaching biblical values, good morals, and strong character. The United States Patent and Trademark Office (the "Trademark Office") requested additional information in support of our application to have the mark registered in the Supplemental Register. We filed a response on March 9, 2001 enclosing the requested information, and subsequently filed an amendment demonstrating our use of the mark. The application to declare use was accepted on November 22, 2001 and we are anticipating an acceptance for publication in the near future.

     LLJD, Serial Number 75/900,109 filed on January 1, 2000 for products and services which contribute to Christian spiritual growth and maturity. The Company filed an application with the Trademark Office to use the mark on plush bears, printed publications and advertising. The Trademark Office issued an office action stating that because plush bears and printed publications are different classes, the Company must restrict the application to one class or pay a fee for the additional class. We filed a response to the office action in September 2001 and enclosed a fee to cover the additional class on the registration request. We have now received a response indicating that our mark has been accepted for publication

Personnel
---------

     As of April 30, 2002, Legends has contracted no traditional employees. All employees are outsourced from a local employment subcontractor and are therefore "contracted employees". As of April 30, 2002, we had 12 contract employees. This arrangement allows Legends to benefit from a skilled workforce, without having to do the personnel, tax, salary, and benefit administration. It is our intent to maintain this arrangement for as long as
it is economically advantageous.   We believe that our current staff of 12 is
sufficient to meet our operational and growth needs.

     Our success will depend in large part on our ability to attract and retain skilled and experienced personnel. None of our employees are covered by a collective bargaining agreement.

     Our success will also be significantly impacted by our ability to attract and maintain key personnel. In particular, our success depends on the continued efforts of our senior management team. The loss of the services of any executive officers or other key contract employees could have an adverse effect on our business. If we are unable to manage growth effectively, our business could be materially affected. We do not currently have key man life insurance on any of our directors or executive officers.

ITEM 2. DESCRIPTION OF PROPERTIES

     Legends owns no real property. Our operations have been housed in an approximately 5,000 square foot warehouse located at 2240 Meridian Blvd. #B, Minden, NV. This lease is currently on a month to month basis. Subsequent to our FY2001 close, we moved a substantial portion of our operation to 1045 Stephanie Way in Minden. The Meridian property lease is at the rate of $1900 per month and the Stephanie Property is leased at the rate of $3500 per month from J&J Holdings, Inc. See "Certain Relationships and Related Transactions".

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There have been no items submitted to our shareholders during the fourth quarter of the Company's fiscal year ended January 31, 2002.

                             PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Legends is not currently registered for public trading of its securities. As such, during the past 12 months, there has been no public market for our common stock.

     It is our current policy not to pay cash dividends and to retain future earnings to support growth. Any payment of cash dividends in the future will be dependent upon the amount of funds available. Legends does not anticipate paying any cash dividends in the foreseeable future. However, there are no restrictions in place that would limit or restrict the ability of the Company to pay dividends.

     As of April 30, 2002, there were approximately 424 holders of record of our common stock.

Sales of Unregistered Securities
--------------------------------

     During the three months ended January 31, 2002, we issued unregistered shares of our common stock in the following transactions that we have not previously disclosed in our last three Quarterly Reports on Form 10-QSB:

     Sixty-one thousand one hundred shares of our treasury stock in exchange for services provided to the Company by four individuals.

     All of the securities issued in the transaction described above were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption provided in Section 4(2) of the Securities Act. The recipients of securities in such transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transaction. We believe the recipients were all "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in our common stock. All recipients had adequate access, through their relationships with the Company and its officers and directors, to information about Legends. Such transaction did not involve any general solicitation or advertising.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read together with our financial statements and accompanying notes to the financial statements which are included within Item 7 of this Form 10-KSB. The discussion contains certain forward-looking statements regarding our expectations for our business and our capital resources. These expectations are subject to various uncertainties and risks that may cause actual results to differ significantly from these forward-looking statements.

General
-------

     For a discussion of the history and development of Legends of the Faith, Inc., see the "General" discussion above within Item 1 of this Form 10-KSB.

Results of Operations
---------------------

     Legends has seen a strong turnaround in its operating results during fiscal year 2001. Whereas fiscal year 2000 demonstrated a loss of $(907,591), fiscal year 2001 showed a profit of $89,527.

Revenues
--------

     Revenues for fiscal year 2001 were $853,248, compared to $630,777 in fiscal year 2000. This increase of $222,471, or 35%, can be attributed to stronger show sales, greater retail operations, and the introduction of our iBelieve Bible product.

Cost of Goods Sold
------------------

     Cost of goods sold was $164,239 in fiscal year 2001 as compared to $169,143 in fiscal year 2000, a decrease of $4,904, or 3%. This decrease can be attributed to better management of product purchasing and lower costs on our Bible software product. We also were able to sell $108,462 of inventory which had been written off as obsolete during the prior audit period.

Selling, General and Administrative
------------------------------------

     Selling expenses were $78,353 in fiscal year 2001 as compared to $339,609 in fiscal year 2000, a decrease of $261,256, or 77%. This decrease is directly related to reduced print advertising and a virtual reduction of telemarketing staff for a majority of the fiscal year. General and administrative expenses were $607,993 in fiscal year 2001 as compared to $886,829 in fiscal year 2000, a decrease of $278,836, or 31%. This decrease can be attributed to aggressive cost controls, including, but not limited to the use of contract labor and contract employees.

Liquidity and Capital Resources
-------------------------------

     As of January 31, 2002, our liquid assets were $15,536, compared to $7,797 as of January 31, 2001. Additional funding will be required to enable us to achieve our goal of a public listing of our common stock on a national stock exchange. We are currently pursuing several different funding options.

     Historically, we have financed our operations through product sales, proceeds from the private placement of common stock, and borrowings from J&J Holdings, Inc., our majority shareholder, and Howard Dix, one of our directors. During fiscal year 2001, we received net loan proceeds of $143,202 and $0, respectively, from J&J Holdings, Inc. and Mr. Dix. In addition, a portion of our expenses have been paid by the issuance of our common stock (329,840 shares issued for services valued at $59,500).

     We believe our existing cash and cash from operations will enable us to satisfy our cash requirements for at least the next 90 days. Thereafter, we will be required to obtain additional financing to implement our business plan. We are exploring a variety of financing alternatives in order to fund implementation of our business plan, and presently intend to raise additional capital through public or private sales of equity and/or debt securities. We have not entered into any arrangements with respect to such financings, however, and cannot be certain that we will be able to find such additional financing on reasonable terms, or at all. If we are unable to secure such financing when needed, we may be unable to expand, respond to competitive pressures, increase and diversify our product offerings, maintain adequate inventory, increase our advertising and marketing, implement our e-commerce strategy, and otherwise implement our business plan as described in this Form 10-KSB. We would, however, be required to decrease expenses and modify our business plan based upon the cash available to us.

     Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We may in the future experience significant fluctuations in our results of operations. Such fluctuations may result in volatility in the price and/or value of our common stock. Shortfalls in revenues may adversely and disproportionately affect our results of operations because a high percentage of our operating expenses are relatively fixed. Accordingly, we believe that period-to-period comparisons of results of operations should not be relied upon as an indication of future results of operations.

ITEM 7.  FINANCIAL STATEMENTS


     The following financial statements are included herein:

     The Company's audited financial statements as of January 31, 2002 and January 31, 2001

     Balance sheet as of January 31, 2002

     Statements of operations for the fiscal years ended January 31, 2002 and January 31, 2001

     Statements of stockholders' equity for the fiscal years ended January 31, 2002 and January 31, 2001

     Statements of cash flows for the fiscal years ended January 31, 2002 and January 31, 2001

     Notes to financial statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     On September 20, 2001, and effective on such date, Freeman & Williams, LLP ("Freeman") resigned as our independent public accountants and we selected the accounting firm of Wrinkle, Gardner & Company, P.C. ("Wrinkle, Gardner") as the independent accountants for the Company to replace Freeman. A current report on Form 8-K was filed with the Securities and Exchange Commission on September 20, 2001 concerning this change in independent accountants. There were no disagreements between the Company and Freeman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements (if not resolved to the satisfaction of Freeman) would have caused Freeman to make reference in connection with their report to the subject matter of the disagreements. None of Freeman's reports on the financial statements of the Company contained any adverse opinion or disclaimer of opinion , nor were any such reports qualified or modified as to uncertainty or audit scope or accounting principles, except that the reports contained explanatory paragraphs describing the Company's going concern contingencies.

                            PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Officers
----------------------

     All of our directors are elected annually by the shareholders and hold office until the next annual meeting of shareholders or until their successors are duly elected and qualified, unless they sooner resign or cease to be directors in accordance with our Articles of Incorporation. Our executive officers are appointed by and serve at the pleasure of our Board of Directors.

The directors and executive officers of the Company are set forth below:

Name                Age          Position
-----------         ----         --------

Gene Jackson         38          Director, President, Secretary and Treasurer
Mike Atwood          39          Director
Howard Dix           68          Director
John Howell          55          Director
Don Scheib           67          Director

     Our Board of Directors meets periodically to review significant developments affecting us and our business and to act on matters requiring Board approval. Although our Board of Directors may delegate many matters to others, it reserves certain powers and functions to itself. Currently we do not have any standing committees of the Board of Directors.

     We anticipate that we will appoint an Advisory Board to assist the Company in strategic development and Internet development as those portions of our business expand.

     None of our directors or executive officers are parties to any arrangement or understanding with any other person pursuant to which the individual was elected as a director or officer.

     The following is brief biographical information on each of our executive officers and directors.

     Gene Jackson. Mr. Jackson founded our Company in March 1999 and has served as a director and as our President, Secretary and Treasurer since that time. In this capacity, Mr. Jackson's duties include those of a chief executive officer, although he does not carry this title. From April 1992 to June 1998, Mr. Jackson served as President of Carson Valley Printing, Inc., a large commercial printer. From June 1998 to March 1999, Mr. Jackson was an independent printing industry consultant. During that time he also started American Sports Marketing, Inc., which sold plush bears named for famous athletes. From September 1995 to 1998, he also served as Vice President of Apostles Publishing Company, specializing in Bible curriculum for children, which was sold to Standard Publishing, a division of Standex, a publicly traded company, during his term as Vice President.

     Mike Atwood. Mr. Atwood was appointed to our Board in January 2001. Mr. Atwood has served as Chief Executive Officer of Southland Medical Services, Inc., a medical imaging company, since 1997. From 1992 to June 1997, Mr. Atwood served as the President of ESP Enterprises, a medical supply and imaging company.

     Howard N. Dix. Mr. Dix was appointed to our Board in January 2001. Since 1998, Mr. Dix has managed his own investments. From 1994 to 1998, Mr. Dix was Founder, Director, President and Chief Operating Officer of Apostles Publishing Company, Inc., a Christian publishing company. Prior to founding Apostles Publishing Company, Mr. Dix was Contract Administrator and Manager of Data Processing for the County of Orange, California. An Alumnus of the University of Kansas at Lawrence, Mr. Dix did his graduate work in corporate management. Mr. Dix has a Bachelors of Science degree in Accounting and Marketing from Pittsburg State University in Pittsburg, Kansas.

     John Howell. Mr. Howell was appointed to our Board in January 2001. Mr. Howell has served as the Executive Vice President and member of the Board of Directors of New Visual Corporation, a telecommunications and entertainment company, since April and July, 2000, respectively. From January 1998 until his retirement in October 1998, Mr. Howell was Vice President of TeraGLOBAL Communications Corp., a manufacturer of hardware for the convergence of voice, video, and data. From 1997 to 1998, Mr. Howell was Chief Executive Officer of EVERSYS Corporation, a manufacturer of computer equipment. From 1993 to 1996, Mr. Howell served as Chief Executive Officer of Polar Bear Station No. 1, Inc. d/b/a Paradise Sport Fishing, an owner and operator of sport fishing boats. Mr. Howell has a B.S. in Aerospace Engineering from Oregon State University.

     Don Scheib. Mr. Scheib was appointed to our Board in January 2002. Mr. Scheib worked for Earl Scheib's Auto Body & Paint, the auto paint business started by his father in 1937, for most of his professional life. He started as a Trainee Manager and after a year became a Shop Manager. Over the next 30 plus years, he worked his way through different supervisory positions as the company moved him around the country. He trained management and supervisory personnel and opened new locations for the company in Canada, England, Germany and the United States. In the early 1970s he was promoted to one of three Vice Presidents of the company and also became a director. Don later went on to become President, Chief Executive Officer and Chairman of the Board of Directors. After serving the company for three years as Chairman, Don retired as a consultant.

Key Personnel
-------------

     Jim Sawyer. Mr. Sawyer joined us at our founding in March 1999 as our Sales Manager and was promoted to General Manager in October 1999. Prior to joining us, Mr. Sawyer was General Manager for Premium Fundraisers in Reno, Nevada, from 1998 until joining Legends in March of 1999. Prior to that, Mr. Sawyer 1986 started First General Services, Inc., an insurance repair construction company, in 1986. Mr. Sawyer was President/CEO of First General Services, Inc., until he sold his company in 1992. Mr. Sawyer is 47 years of age.

     Deborah Harrison. Ms. Harrison joined Legends in January of 2002. She serves as the Company's Customer Services Director and, as such, oversees our administrative and distribution staff. Prior to joining us, she worked for the Greater Nevada Credit Union from February of 2001 through December of 2001. Prior to that, Ms. Harrison was a Client Relationship Officer with Santa Barbara Bank & Trust from February of 1995 through October of 2000. Prior to that, she was a Personal Banker for the Bank of A. Levy from May of 1981 through February of 1995. Ms. Harrison is 41 years of age.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth compensation information for our Chief Executive Officer for the fiscal years ended January 31, 2002 and 2001.

                                                                All Other
Name and Principal Position         Year       Salary          Compensation
---------------------------        ------     ------------     ------------
Gene Jackson                         2002     $     -0-        $   -0-
President, Treasurer and Secretary   2001     $  5,300         $   -0-


     To date, we have paid no cash compensation to our directors for their services as directors. We have no standard arrangements to pay any such compensation to our directors in their capacity as directors, other than reimbursement for expenses incurred in connection with their services as directors.

     In consideration for their services as directors, on February 1, 2002, we granted each of Howard Dix, John Howell and Mike Atwood an option to purchase 50,000 shares of our common stock at an exercise price of $0.50 per share, with an expiration date of January 31, 2003. The options were immediately exercisable on the date of grant.

     On February 1, 2002, we also granted Don Scheib an option to purchase 25,000 shares of our common stock at an exercise price of $0.50 per share, with an expiration date of January 31, 2003, in consideration of his services as a director. The options were immediately exercisable on the date of grant.

     From May 1, 1999 through December 31, 2000, we had a management agreement with J&J Holdings, Inc., our majority shareholder, to provide management services to us. See "Certain Relationships and Related Transactions."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 30, 2002 by: (i) each person known to us to own more than five percent (5%) of any class of our voting securities; (ii) each of our executive officers and directors; and
(iii) all our directors and officers as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown. Unless otherwise noted in the table below, each executive officer and director can be contacted at our principal offices.



                                                  Shares Beneficially Owned(1)
Name and Address of Beneficial Owner              Percent(2)    Number
------------------------------------              ------------  -------------
J&J Holdings, Inc.(3)
Box 275, Genoa, NV 89411                           50.4%        10,191,856
Gene Jackson                                       54.1%        10,941,856(4)
Mike Atwood                                         5.0%         1,000,000(5)
Howard Dix                                          1.3%           265,000(5)
John Howell                                          *             100,000(5)
Don Scheib                                                          56,000(6)

All Directors and Executive
Officers as a Group (5 persons)                    61.2%       12,3652,856

___________________
*     Less than one percent.

(1) The number of shares shown includes outstanding shares owned as of April 30, 2002, by each person indicated.

(2)   Based on 20,206,280 shares outstanding as of April 30, 2002.

(3) Fifty percent of the capital stock of J&J Holdings, Inc. is owned by John and Pamela Jackson and their minor children. John Jackson is the brother of Gene Jackson, our President, Secretary and Treasurer and one of our directors. The other 50% of the capital stock of J&J Holdings, Inc. is owned by Barbara Jackson and her minor children. Barbara Jackson is the spouse of Gene Jackson.

(4) Includes 10,191,856 shares owned of record by J&J Holdings, Inc. and 750,000 shares owned of record by Barbara Jackson, Gene Jackson's spouse. Gene Jackson's spouse and minor children collectively own 50% of the outstanding capital stock of J&J Holdings, Inc. and by virtue of such stock ownership may be deemed to share the power to vote or direct the vote of, and to share the power to dispose or direct the disposition of, those shares of our common stock. Gene Jackson disclaims beneficial ownership of the shares of common stock held by J&J Holdings, Inc.

(5) Includes 50,000 shares of common stock subject to options exercisable within 60 days of April 30, 2002.

(6) Includes 25,000 shares of common stock subject to options exercisable within 60 days of April 30, 2002.


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own beneficially more than ten percent (10%) of any class of equity security to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company and any written representations from reporting persons, the Company believes that the directors, executive officers, and greater than ten percent (10%) beneficial owners were current with applicable filings required during the fiscal year ended January 31, 2002 with the following exceptions: J&J Holdings, Inc., a 10% shareholder, Gene Jackson, a director and executive officer, and Mike Atwood, Howard Dix, John Howell, Bill Reinl, and Don Scheib, directors, each filed late form 3's and 5's. The form 5 for J&J Holdings reported 17 transactions that were not reported on a timely basis and the form 5's for each of Mr. Atwood and Mr. Scheib reported 1 transaction that was not reported timely.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have entered into certain agreements with J&J Holdings, Inc., our majority shareholder. J&J Holdings, Inc. is owned by Barbara Jackson (spouse of our President Gene Jackson) and their children (collectively as to 50%) and by John and Pamela Jackson (brother and sister-in-law of our President Gene Jackson) and their children (collectively as to the remaining 50%).

     In March of 2002, following the close of our fiscal year 2001 audit period, we entered into a lease for the property at 1045 Stephanie Way in Minden, Nevada to house our corporate offices and administrative staff. Our lease is an annual lease calling for payments of $3,500 per month.

     From March 2000 to March 2001, we leased approximately 6,000 square feet for use as a combined distribution, warehouse, corporate office and customer service facility in Minden, Nevada, from J&J Holdings, Inc. The rent for these combined facilities was $5,000 per month.

     We entered into a consulting agreement dated May 1, 1999 with J&J Holdings, Inc., pursuant to which J&J Holdings, Inc. agreed to provide management, marketing, financial and operational services for the period from May 1, 1999 to December 31, 2000 at the rate of $2,000 per month plus reimbursement of expenses. This consulting agreement was not renewed upon its expiration. Gene Jackson did not receive any of the management fee, directly or indirectly, paid to J&J Holdings, Inc.

     We have made three unsecured promissory notes in favor of J&J Holdings, Inc. On February 1, 2000 we repurchased 10,000,000 shares of our common stock from J&J Holdings, Inc. and delivered a promissory note in the principal amount of $200,000, which bore interest at 5% per year and was repaid during the period ended October 31, 2000. The repurchase price of these shares ($.02 per share) was determined by Gene Jackson, on behalf of Legends, and John Jackson, on behalf of J&J Holdings, Inc. In determining the repurchase price, the parties considered our financial condition and results of operations and the fact that, during the same time period, we had sold stock under Section 4(2) of the Securities Act at a price of $.25 per share. J&J Holdings, Inc. originally purchased these shares of common stock from us for $10,000 when our Company was incorporated in March 1999. J&J Holdings, Inc. also advanced us sums for working capital, which advances were evidenced by a promissory note dated January 31, 2000, in the principal amount of $126,688.54 which bore interest at 10% per year. At January 31, 2001, this note had been fully repaid. On January 31, 2001, other advances to us from J&J Holdings, Inc. were evidenced by a note in the principal amount of $128,846. The note bears interest at 5% per year and was partially paid during fiscal year 2001. J&J Holdings, Inc. advanced us an additional $143,202 during fiscal year 2002, which is evidenced by a new combined note in the principal amount of $276,048 bearing interest at the rate of 7% per annum, due and payable as of January 31, 2003.

     On January 31, 2001, we borrowed $53,570 from Howard Dix, one of our directors, for which we executed an unsecured promissory note in that amount in his favor. The note bears interest at 5% per year and was due September 30, 2001. The Company did not pay the note when it became due. However, Mr. Dix has not demanded payment and has agreed to allow the Company to continue to make periodic interest payments on the note.

     On July 1, 2000, we entered into a Contract for Services Agreement with Michael Atwood, one of our directors, and Southland Mobile Services, Inc. ("Southland"), of which Michael Atwood is the Chief Executive Officer, pursuant to which we engaged Mr. Atwood to develop an ichristianmall.com website in exchange for 400,000 shares of our common stock. Because the website was not able to be completed in a timely fashion, the 400,000 shares above were canceled as of November 13, 2001.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits


EXHIBIT NO.                         DESCRIPTION

Exhibit 2.1 Stock Exchange Agreement by and among Legends of the Faith, Inc., Steve Nichols and Jeff Dudley (Xtreme Notebooks, Inc.) dated April 12, 2002.*

Exhibit 3.1 Amended and Restated Articles of Incorporation of Legends of the Faith, Inc.**

Exhibit 3.2     Bylaws of Legends of the Faith, Inc.**

Exhibit 4.1 Amended and Restated Articles of Incorporation of Legends of the Faith, Inc.**

Exhibit 4.2     Bylaws of Legends of the Faith, Inc.**

Exhibit 10.1 Unsecured Promissory Note by Legends of the Faith, Inc. in the principal amount of $200,000 in favor of J&J Holdings, Inc. dated February 1, 2000.**

Exhibit 10.2 Unsecured Promissory Note by Legends of the Faith, Inc. in the principal amount of $126,688.54 in favor of J&J Holdings, Inc. dated January 31, 2000.**

Exhibit 10.3 Real Estate Lease Agreement by and between Legends of the Faith, Inc. and J&J Holdings, Inc. dated March 1, 2000.**

Exhibit 10.4 Consulting Agreement by and between Legends of the Faith, Inc. and J&J Holdings, Inc. dated May 1, 1999.**

Exhibit 10.5 Unsecured Promissory Note by Legends of the Faith, Inc. in the principal amount of $53,750 in favor of Howard Dix dated January 31, 2001.**

Exhibit 10.6 Unsecured Promissory Note by Legends of the Faith, Inc. in the principal amount of $128,846 in favor of J&J Holdings, Inc. dated January 31, 2001.**

Exhibit 10.7 Real Estate Lease Agreement by and between Legends of the Faith, Inc. and Archeion Nevada LLC dated February 24, 2001.**

Exhibit 10.8 General Contract for Services Agreement by and between Legends of the Faith, Inc., and Michael Atwood/Southland Mobile Services, Inc. dated July 1, 2001.**

Exhibit 10.9 Real Estate Lease Agreement by and between Legends of the Faith, Inc. and J&J Holdings, Inc. dated March 15, 2002.***


________________

* Incorporated by reference from the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2002.

** Incorporated by reference from the Company's Registration Statement on Form
   10-SB, as amended (Registration No. 000-32273).

*** Filed herewith.

     (b)  Reports on Form 8-K

     The Company did not file any current reports on Form 8-K during the Company's fourth fiscal quarter ended January 31, 2002.

                            SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LEGENDS OF THE FAITH, INC.

DATE: May 7, 2002                       By: /s/ Gene Jackson
                                                ----------------------------
                                                By: Gene Jackson
                                                President, Secretary/Treasurer
                                                and Director  (Principal
                                                Executive, Financial &
                                                Accounting Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


Signature                    Title                                  Date
---------                  --------                               ---------

/S/ Gene Jackson
_____________________     President, Chief Executive Officer,     May 7, 2002
Gene Jackson              Secretary/Treasurer, Chief
                          Financial Officer and Director

/S/ Mike Atwood
____________________      Director                                May 7, 2002
Mike Atwood


/S/ Howard Dix
____________________      Director                                May 7, 2002
Howard Dix


/S/ John Howell
____________________      Director                                May 7, 2002
John Howell


/S/ Don Scheib
____________________      Director                                May 7, 2002
Don Scheib

                   LEGENDS OF THE FAITH, INC.

                   AUDITED FINANCIAL STATEMENTS

              Years ended January 31, 2002 and 2001
               with Report of Independent Auditors

                        TABLE OF CONTENTS



                                                                     Page
                                                                     Number
                                                                     ------
Report of Independent Auditors                                         1

Audited Financial Statements:

Balance Sheets                                                         2
Statements of Operations                                               3
Statements of Changes in Stockholders' Equity                          4
Statements of Cash Flows                                               5
Notes to Financial Statements                                          6

                 Wrinkle, Gardner & Company, P.C.
                   Certified Public Accountants
                    211 E. Parkwood, Suite 100
                     Friendswood, Texas 77546
                          (281) 992-2200


                  Report of Independent Auditors


Board of Directors
Legends of the Faith, Inc.

We have audited the accompanying balance sheets of Legends of the Faith, Inc. as of January 31, 2002 and 2001, and the related statements of operations and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Legends of the Faith, Inc. as of January 31, 2001, were audited by other auditors whose report dated July 12, 2001 on those statements included an explanatory paragraph that described the substantial doubt about the entity's ability to continue as a going concern unless substantial capital can be raised to meet obligations.

We conducted our audits in accordance with U. S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legends of the Faith, Inc. as of January 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with U. S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 10 to the financial statements, conditions exist which raise substantial doubt about the company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Wrinkle, Gardner & Co., P.C.

Friendswood, Texas
April 15, 2002

LEGENDS OF THE FAITH, INC.
BALANCE SHEET
January 31, 2002


ASSETS
CURRENT ASSETS
  Cash                                                         $      15,536
  Accounts receivable, trade                                          47,231
  Accounts receivable, related parties                               165,960
  Inventory, net                                                     224,549
                                                               --------------
       Total current assets                                          453,276

PROPERTY AND EQUIPMENT, at cost
  Equipment                                                           53,134
  Office furniture and fixtures                                       11,375
  Leasehold improvements                                               2,485
  Less: Accumulated depreciation                                     (15,803)
                                                               --------------
                                                                      51,191

OTHER ASSETS                                                          12,514
                                                               --------------
       Total assets                                            $     516,981
                                                               ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                        $     128,469
  Notes payable                                                      332,048
                                                               --------------
       Total current liabilities                                     460,517

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 100,000,000 shares
   authorized, 25,000,000 shares issued and 20,181,280
   shares outstanding                                                 25,000
  Additional paid in capital                                       1,013,911
  Accumulated deficit                                               (879,596)
  Less: treasury stock (4,818,720 shares) at cost                   (102,851)
                                                               --------------
       Total stockholders' equity                                     56,464
                                                               --------------
       Total liabilities and stockholders' equity              $     516,981
                                                               ==============


See accompanying summary of accounting policies and notes financial statements.

LEGENDS OF THE FAITH, INC.
STATEMENTS OF OPERATIONS

                                                        For the year ended
                                                             January 31
                                                         2002         2001
                                                   ------------- -------------
Revenue:
  Product sales                                    $    828,248  $    630,777

Cost of goods sold                                      164,239       169,143

Operating expenses:
  Selling                                                78,353       339,609
  General and administrative                            607,993       886,829
  Depreciation expense                                    7,335         6,679
  Amortization expense                                   10,544        10,542
                                                   ------------- -------------
       Total operating expenses                         704,225     1,243,659
                                                   ------------- -------------
Other income (expense):
  Recovery of bad debts                                  15,042             0
  Interest expense                                      (18,761)      (15,194)
  Consulting services revenue                            25,000             0
  Loss on sale of equipment                                   0        (1,910)
  Sale of inventory previously written off              108,462      (108,462)
                                                   ------------- -------------
       Total other income (expense)                     129,743      (125,566)
                                                   ------------- -------------
         Net income (loss)                         $     89,527  $   (907,591)
                                                   ============= =============
Net income (loss) per share -
  basic and diluted                                $       0.01  $      (0.05)
                                                   ============= =============

Weighted average common shares, basic and diluted    20,041,344    17,615,537





See accompanying summary of accounting policies and notes financial statements.



LEGENDS OF THE FAITH, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                       Additional  Receivable
                       Common Stock              Treasury Stock         Paid-in       from      Accumulated
                    Shares       Amount        Shares       Amount      Capital    Shareholder    Deficit      Total
                 ------------- ------------ ------------- ----------- ------------ ------------ ----------- -----------
Balance,
March 17, 1999
(inception)                                                                                                          -

 Issuance of
 common stock      25,000,000  $    25,000             -  $        -  $         -  $         -  $        -  $   25,000

 Net loss for
 period ended
 January 31, 2000           -            -             -           -            -            -     (61,532)    (61,532)
                 ------------- ------------ ------------- ----------- ------------ ------------ ----------- -----------
Balance,
January 31, 2000   25,000,000       25,000             -           -            -            -     (61,532)    (36,532)
                 ------------- ------------ ------------- ----------- ------------ ------------ ----------- -----------
  Purchase of
  treasury stock            -            -    10,000,000    (200,000)           -            -           -    (200,000)

  Sale of
  treasury stock            -            -    (4,851,440)     92,389      959,171            -           -   1,051,560

  Receivable for
  sale of treasury
  stock                     -            -             -           -      100,000     (100,000)          -           -

  Net loss for
  year ended
  January 31, 2001          -            -             -           -            -            -    (907,591)   (907,591)
                 ------------- ------------ ------------- ----------- ------------ ------------ ----------- -----------
Balance,
January 31, 2001   25,000,000       25,000     5,148,560    (107,611)   1,059,171     (100,000)   (969,123)    (92,563)
                 ------------- ------------ ------------- ----------- ------------ ------------ ----------- -----------
  Sale of
  treasury stock            -            -      (329,840)      4,760       54,740            -           -      59,500

  Write-off of
  receivable for
  sale of treasury
  stock                     -            -             -           -     (100,000)    100,0000           -           -
  Net income for
  year ended
  January 31, 2002          -            -             -           -            -            -      89,527      89,527
                 ------------- ------------ ------------- ----------- ------------ ------------ ----------- -----------
Balance,
January 31, 2002   25,000,000  $    25,000     4,818,720  $ (102,851) $ 1,013,911  $         -  $ (879,596) $   56,464
                 ============= ============ ============= =========== ============ ============ =========== ===========




See accompanying summary of accounting policies and notes financial statements.

                                        4

LEGENDS OF THE FAITH, INC.
STATEMENTS OF CASH FLOWS

                                                     For the year ended
                                                          January 31
                                                      2002          2001
                                                  ------------- -------------
OPERATING ACTIVITIES
  Net income (loss)                               $     89,527  $   (907,591)
  Adjustments to reconcile net (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                      17,879        17,221
     Reissuance of treasury stock for services          59,500        36,326
     Provision for bad debts and inventory                   0       135,736
     Loss on sale of equipment                               0         1,910
  Changes in operating assets and liabilities:
     Accounts receivable                              (181,937)       19,424
     Inventory                                         (98,246)     (203,571)
     Prepaid expenses                                        0        20,304
     Other assets                                        1,239        (1,114)
     Accounts payable and accrued liabilities           (9,038)       96,437
                                                  ------------- -------------
  Net cash (used in) operating activities             (121,076)     (784,918)

INVESTING ACTIVITIES
  Capital expenditures                                 (14,387)      (29,684)
  Purchase of intangible asset                               0       (12,500)
                                                  ------------- -------------
  Net cash (used in) investing activities              (14,387)      (42,184)

FINANCING ACTIVITIES
  Cash overdraft                                             0        (2,993)
  Proceeds from reissuance of treasury stock                 0       995,735
  Proceeds from notes payable                          592,452       182,596
  Principal payments on notes payable                 (449,250)     (140,439)
  Purchase of treasury stock                                 0      (200,000)
                                                  ------------- -------------
  Net cash provided by financing activities            143,202       834,899
                                                  ------------- -------------
INCREASE IN CASH                                         7,739         7,797
CASH AT BEGINNING OF YEAR                                7,797             0
                                                  ------------- -------------
CASH AT END OF YEAR                               $     15,536  $      7,797
                                                  ============= =============
Supplemental Cash Flow Information:
Cash paid for interest                            $        282  $     11,003
Reissuance of treasury stock for goods and services     59,500       155,826


See accompanying summary of accounting policies and notes financial statements.

LEGENDS OF THE FAITH, INC.
NOTES TO FINANCIAL STATEMENTS
January 31, 2002

1. NATURE OF BUSINESS

Legends of the Faith, Inc. (the "Company") was incorporated in the State of Nevada on March 17, 1999. The Company specializes in the marketing and selling of high quality Christian inspirational toys, gifts and other products that are designed to teach the Bible, shape values, and enhance character development in children. The Company currently distributes "Toys that Teach"(TM), consisting primarily of Bible character bears, religious apparel, books, music, and other related products.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, sales, and expenses. Actual results could differ from the estimates used.

Reclassifications

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on previously reported net earnings.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturities of these instruments.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on estimates made by management. The allowance for doubtful accounts at January 31, 2002 and 2001 were $0 and $27,274, respectively.

Inventories

Inventories are stated at the lower of average cost or market.

LEGENDS OF THE FAITH, INC.
NOTES TO FINANCIAL STATEMENTS, continued
January 31, 2002

Property and Equipment

Property and equipment are presented at cost. Depreciation is computed at rates sufficient to amortize the cost of the assets over their estimated useful lives using the straight-line method. Depreciation is based upon the following estimated useful lives:

    Leasehold improvements    10 years
    Equipment                 10 years
    Furniture and fixtures     7 years

Intangible Assets

Intangible assets are presented at cost, and amortized over their estimated useful lives using the straight-line method.

Advertising and Promotional Expenses

The Company expenses advertising and promotional costs as they are incurred. Advertising and promotional expenses for the periods ended January 31, 2002 and 2001 were $54,705 and $166,642, respectively.

Income Taxes

The Company follows the liability method for deferred income taxes as required by the provisions of SFAS No. 109, "Accounting for Income Taxes."

Segment and Geographic Information

The Company operates in one principal business segment across domestic markets. International sales have been insignificant throughout the history of the Company. There were no transfers between geographic areas. Substantially all of the domestic operating results and identifiable assets are in the United States. Disclosure regarding revenues from external customers for each group of similar products and services has not been included because it is impractical to do so.

Concentrations of Credit Risk

As of January 31, 2002 and 2001, there were no customers that represented a significant percentage of sales or accounts receivable. Concentrations with respect to trade receivables are generally limited due to the Company's large number of customers and their geographic and economic dispersion. Financial instruments that potentially subject the Company to credit risks consist primarily of cash accounts on deposit with banks which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk related to cash or accounts receivable.

LEGENDS OF THE FAITH, INC.
NOTES TO FINANCIAL STATEMENTS, continued
January 31, 2002

Treasury Stock

During the year ending January 31, 2002, the Company reissued 329,840 shares of treasury stock in noncash transactions for goods and services valued at $59,500, of which $4,760 reduced treasury stock and $54,740 consisted of paid-in capital.

Impairment of Long-lived Assets

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment, at least annually, or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

Stock Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cast for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 124 and the Emerging Issues Task Force consensus in Issue No. 96-18 (EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services." The measurement date is the earlier of either the performance commitment by the option holder or the date at which the option holder's performance is complete.

Shipping Expense

Inbound shipping expense is included in cost of goods sold.

Recent Accounting Pronouncements

Effective June l, 2001, the Company adopted the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). SAB 101 provides guidance related to revenue recognition.

LEGENDS OF THE FAITH, INC.
NOTES TO FINANCIAL STATEMENTS, continued
January 31, 2002

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all future business combinations and specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121. The Company has adopted the provisions of SFAS 141 and SFAS 142 as of July l, 2001.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143("SFAS 143") "Accounting for Asset Retirement Obligations" that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is require to be adopted effective January 1, 2003.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets to Be Disposed Of." SFAS 144 is required to be adopted effective January l, 2002.

Net Loss Per Share

Basic loss per share is based on the weighted average number of common shares outstanding during the year. Stock options were not included in the computations because they would have been antidilutive.

Revenue Recognition

The Company divides revenue operations into five departments. These departments include retail outlet sales, fundraising sales, internet sales, home party sales, and tradeshow sales. The difference in these departments lies in their method of distributing products to their customers. Retail outlet sales are distributed to Christian bookstore dealers and novelty stores. Fundraising sales are distributed to private schools and non-profit organizations. Internet sales are products sold by means of the three retail web sites on the internet. Home party sales are sales to independent distributors. Tradeshow sales are sales at organized events held throughout the country. The Company recognizes revenue when products are shipped.

LEGENDS OF THE FAITH, INC.
NOTES TO FINANCIAL STATEMENTS, continued
January 31, 2002

3. STOCK OPTIONS

The Company has reserved 1,000,000 shares of treasury stock for options. From time to time at the discretion of the Board of Directors, stock options are granted to directors, officers, employees and certain consultants. Options issued expire not more than five years after the grant date. As of January 31, 2002, 775,000 shares are available for options. No compensation expense has been recorded related to these options in accordance with APB No. 25.

The following options to acquire common shares of the Company are outstanding at January 31, 2002:

       Number of             Exercise           Expiration
        Shares                Price               Date
       ----------            ---------          ----------
        225,000                $0.50             1/31/2003


4. INVENTORIES

Inventories consist of                                   January 31
                                                     2002           2001
                                                 ------------- -------------
          Inventory                              $    224,549  $    234,765
          Allowance for excess inventory on hand            0      (108,462)
                                                 ------------- -------------
          Inventory, net                         $    224,549  $    126,303
                                                 ============= =============

5. OTHER ASSETS

Other assets consist of the following:                   January 31
                                                      2002         2001
                                                 ------------- -------------
          Intangible asset                       $     32,000  $     32,000
          Security deposit                              1,600             0
          Inventory deposits                                0         2,839
          Less: Accumulated amortization              (21,086)      (10,542)
                                                 ------------- -------------
                                                 $     12,514  $     24,297
                                                 ============= =============

Intangible assets are amortized over a period of three years. Amortization expense for the years ended January 31, 2002 and 2001 was $10,544 and $10,542, respectively.

LEGENDS OF THE FAITH, INC.
NOTES TO FINANCIAL STATEMENTS, continued
January 31, 2002



6. NOTES PAYABLE

                                                           January 31
                                                      2002           2001
                                                    ------------ ------------
Note payable to J & J Holdings, Inc., the
 majority shareholder, bearing interest at
 7% (5% in 2000) per annum, payable no later
 than January 31, 2003.                             $   276,048  $   128,846

Note payable to a related individual, bearing
 interest at 5% per annum, payable no later
 than December 31, 2002.                                 50,250       53,750

Notes payable bearing interest at 2% per month,
 payable upon demand of the payee.                        5,750        6,250
                                                    ------------ ------------
            Total notes payable                         332,048      188,846
            Less: Current maturities                   (332,048)    (188,846)
                                                    ------------ ------------
                                                    $         0  $         0
                                                    ============ ============
7. OPERATING LEASES

The Company leases building space, and makes monthly payments of $1,600. The lease began on March 1, 2001 and is a month-to-month lease. Prior to this lease, the Company leased building space from J & J Holdings, a related party, and made monthly payments of $7,000. The lease began on March 1, 2000, with a partial payment of $3,500, and terminated February 28, 2001. In addition, the Company leases a copier with monthly payments of $378 on a lease that began April 1, 2000. Total rent expense for the years ended January 31, 2002 and 2001 was $27,118 and $90,280, respectively.

The following is a schedule of future minimum lease payments for operating leases with initial or remaining noncancelable lease terms in excess of one year:

                             2002      $ 4,536
                             2003        1,134
                                       -------
                                       $ 5,670
                                       =======

LEGENDS OF THE FAITH, INC.
NOTES TO FINANCIAL STATEMENTS, continued
January 31, 2002

8. FEDERAL INCOME TAXES

Deferred tax assets at January 31, 2002 and 2001 are as follows:

                                                      2002        2001
                                                  ------------ ------------
     Net operating loss carryforward              $    29,744  $   119,271
     Accounts receivable allowance                          0        5,297
     Other current asset book/tax differences               0        2,961
     Accumulated depreciation book/tax diff             1,321        1,321
     Other noncurrent book/tax differences                  0       17,952
     Accounts payable book/tax differences                  0       (1,855)
     Accrued expenses book/tax difference                   0       24,928
     Valuation allowance                              (31,065)    (169,875)
                                                  ------------ ------------
     Net deferred tax asset recorded              $         0            0
                                                  ============ ============

The provision for income taxes for the years ended January 31, 2002 and 2001, respectively, differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

                                                        2002          2001
                                                   ------------ ------------
    Income tax (expense) benefit at statutory rate $   (30,438) $   169,875
    Tax expense (benefit) not recognized due to NOL     30,438     (169,875)
                                                   ------------ ------------
    Provision for income taxes                     $         0  $         0
                                                   ============ ============

Due to the uncertainty of the realization of certain tax carryforward items, a valuation allowance has been established in the aggregate amount of $31,065 and $169,875 at January 31, 2002 and 2001, respectively. Realization of a significant portion of the assets offset by the valuation allowance is dependent on the Company generating sufficient taxable income prior to the expiration of the loss and credit carryforwards. As of January 31, 2002 and 2001, the Company had net operating loss carryforwards of approximately $0 and $23,065 respectively, available to offset future taxable income, which are available through 2021. The availability of the loss and credit carryforwards may be subject to future limitation under Section 382 and 383 of the Internal Revenue Code in the event of significant change of ownership.

LEGENDS OF THE FAITH, INC.
NOTES TO FINANCIAL STATEMENTS, continued
January 31, 2002

9. RELATED PARTY TRANSACTIONS

The Company had notes payable of $276,048 and $128,846 as of January 31, 2002 and 2001, respectively, due to J & J Holdings, Inc. The Company had notes payable of $50,250 and $53,750 as of January 31, 2002 and 2001, respectively, due to Howard Dix.

The following represent transactions with related parties for the period ending January 31:

                                                        2002         2001
                                                    ------------ -------------
     Rent payments                                  $     7,000  $     86,500
     Product sales to related parties                   165,960             0
     Principal payments on debt                         449,900       326,689
     Interest payments on debt                                0        11,003


On July 1, 2000 the Company engaged a web developer to develop a comprehensive e-commerce site named "ichristianmall.com" to include the ability to inventory products, electronically submit orders and track accordingly, and fulfillment agreements with at least two major Christian book and inspirational product distributors. In exchange for the development of the website, the Company issued 400,000 share of Legends of the Faith, Inc. stock valued at $0.25 per share. The e-commerce site had not been delivered as of January 31, 2001 and the issuance of the shares is shown in stockholders' equity as advance to stockholder. The web site development was never completed, and the related party has returned the shares to the Company.

10. GOING CONCERN

These statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred net losses of $879,596 from inception to January 31, 2002.

Management plans to raise additional financing in an as yet to be determined amount to address the significant capital requirements of a start-up company. Management intends to use the proceeds from this financing to increase and diversify the Company's initial product offerings, to maintain adequate inventory to satisfy customer expectations and to meet customer demands, and to help fund operations. Management intends to raise the additional capital through public and/or private equity and/or debt financing.

LEGENDS OF THE FAITH, INC.
NOTES TO FINANCIAL STATEMENTS, continued
January 31, 2002


The Company has not entered into any agreements to raise any additional financing, and there can be no assurance that such financing will be available on terms acceptable to the Company. The Company's continued existence depends on its ability to obtain this additional capital. Management believes it has reasonable assurance from its initial research that it will be able to successfully complete a public offering. In the interim, management is managing cash flow and responding to market conditions to insure that it is able to continue operations as a going concern. Increasing sales through more effective penetration of the fundraising and direct sales markets will be of the highest priority in the coming months.