Form 10QSB
period 2002-04-30
LEGENDS OF THE FAITH INC
filed 2002-06-14
CIK 1130951

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB


[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 30, 2002

        OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from________ to _______

        Commission file number:           000-32273
                                ---------------------------


                    LEGENDS OF THE FAITH, INC.
---------------------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in its Charter)

             Nevada                                     88-0419183
    -----------------------------------      ---------------------------
     (State or other jurisdiction             (I.R.S. Employer
     of incorporation or organization)         Identification number)

   1045 Stephanie Way, Minden, Nevada                     89423
---------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

  Issuer's telephone number, including area code: (775) 267-2242


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of April 30, 2002 the issuer had 20,456,280 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates on April 30, 2002, was approximately $0, since there is no public market for the Company's common stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              INDEX


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheet at April 30, 2002 (unaudited)

           Statements of Operations for the three months ended April 30, 2002 and April 30, 2001(unaudited)

           Statements of Cash Flows for the three months ended April 30, 2002 and April 30, 2001 (unaudited)

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

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

     The interim unaudited financial statements contained in this report have been prepared by Legends of the Faith, Inc. (the "Company") and, in the opinion of management, reflect all material adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consisted only of normal recurring items. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the period ended January 31, 2002. The results of the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

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

LEGENDS OF THE FAITH, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
April 30, 2002


ASSETS
CURRENT ASSETS
  Cash                                                         $       63,103
  Accounts receivable, net                                            122,298
  Inventory, net                                                      226,699
  Prepaid expenses and other current assets                            20,438
                                                               ---------------
      Total current assets                                            432,538

PROPERTY AND EQUIPMENT, at cost (net of depreciation)                  62,717

OTHER ASSETS                                                          249,181
                                                               ---------------
      Total assets                                             $      744,436
                                                               ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                        $      111,177
  Notes payable                                                       345,184
                                                               ---------------
      Total current liabilities                                       456,361

MINORITY INTEREST                                                      11,855

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 100,000,000 shares authorized,
    25,000,000 shares issued and 20,456,280 shares outstanding         25,000
  Additional paid in capital                                        1,290,311
  Accumulated deficit                                                (942,340)
  Less: treasury stock (4,543,720 shares) at cost                     (96,751)
                                                               ---------------
      Total stockholders' equity                                      276,220
                                                               ---------------
      Total liabilities and stockholders' equity               $      744,436
                                                               ===============

LEGENDS OF THE FAITH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                Three months   Three months
                                                    ended         ended
                                                April 30, 2002 April 30, 2001
                                                -------------- --------------
REVENUE:
  Product sales                                 $     668,543  $     110,929

COST OF GOODS SOLD                                    493,593         31,646


Operating expenses:
  Selling                                              23,625         17,846
  General and administrative                          176,024        180,318
                                                -------------- --------------
       Total operating expenses                       199,649        198,164
                                                -------------- --------------

Other income (loss)                                   (26,189)           302
                                                -------------- --------------
     Net income (loss) before minority interest       (50,889)      (118,579)

Minority interest                                     (11,855)             0
                                                -------------- --------------
       Net income (loss)                        $     (62,744) $    (118,579)
                                                ============== ==============

Net income (loss) per share -
  basic and diluted                             $       (0.01) $       (0.01)
                                                ============== ==============

Weighted average common shares                     20,318,780     19,927,060

LEGENDS OF THE FAITH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                Three months   Three months
                                                    ended         ended
                                                April 30, 2002 April 30, 2001
                                                -------------- --------------
OPERATING ACTIVITIES
  Net income (loss)                             $     (62,744) $    (118,579)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
     Depreciation and amortization                      5,000          4,305
     Reissuance of treasury stock for services         25,000         32,500
     Provision for bad debts                                0            469
   Changes in operating assets and liabilities:
     Accounts receivable                              (66,219)        18,876
     Inventory                                           (465)         2,461
     Prepaid expenses and other assets                 (4,909)       (19,722)
     Accounts payable and accrued expenses            (34,412)        25,113
                                                -------------- --------------
  Net cash (used in) operating activities            (138,749)       (54,577)

INVESTING ACTIVITIES
  Capital expenditures                                (10,615)        (1,159)
  Cash acquired in acquisition                         19,045              0
  Related party                                       165,960              0
                                                -------------- --------------
  Net cash provided by (used in)
   investing activities                               174,390         (1,159)

FINANCING ACTIVITIES
  Cash overdraft                                            0         (1,147)
  Related parties                                     (20,565)             0
  Minority interest                                    11,855              0
  Proceeds from long-term debt                         13,136        127,436
  Principal payments on long-term debt                      0        (78,350)
  Proceeds from issuance of stock                       7,500              0
                                                -------------- --------------
  Net cash provided by financing activities            11,926         47,939
                                                -------------- --------------
      INCREASE (DECREASE) IN CASH                      47,567         (7,797)

CASH AT BEGINNING OF PERIOD                            15,536          7,797
                                                -------------- --------------
CASH AT END OF PERIOD                           $      63,103  $           0
                                                ============== ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                        $           0  $           0
  Reissuance of treasury stock for
   goods and services                           $      25,000  $      32,500



LEGENDS OF THE FAITH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)



                                                                         Additional
                         Common Stock              Treasury Stock         Paid-in    Accumulated
                      Shares       Amount        Shares       Amount      Capital    Deficit      Total
                   ------------- ------------ ------------- ----------- ------------ ------------ -----------
Balance,
 January 31, 2002    25,000,000  $     25,000    4,818,720  $ (102,851) $  1,013,911 $  (879,596) $   56,464

Sale of treasury
 stock                        -             -     (275,000)      6,100       276,400           -     282,500

Net (loss) for
 three-months ended
 April 30, 2002               -             -            -           -             -     (62,744)    (62,744)
                   ------------- ------------ ------------- ----------- ------------ ------------ -----------
Balance,
 April 30, 2002      25,000,000  $     25,000    4,543,720  $  (96,751) $  1,290,311 $  (942,340) $  276,220
                   ============= ============ ============= =========== ============ ============ ===========


LEGENDS OF THE FAITH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2002

Note A - Basis of Presentation


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ended January 31, 2003. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended January 31, 2002.

NOTE B - PURCHASE OF XTREMENOTEBOOKS.COM

On February 1, 2002, the Company purchased two-thirds of the outstanding common stock of Xtremenotebooks.com (an internet-based computer retailer) for $50,000 and 250,000 shares of the Company's common stock. The accompanying consolidated statements of operations include the results of operations of Xtreme for the period from February 1, 2002 through April 30, 2002. The pro forma unaudited results of operations for the three months ended April 30, 2002 and 2001, assuming consummation of the purchase as of February 1, 2001, are as follows:

                                  Three Months Ended April 30
                                     2002            2001
                                  ------------- -------------
      Net sales                   $    668,543  $    163,745
      Net income                  $    (62,744) $   (129,037)
      Per share data:
      Basic and diluted earnings  $      (0.01) $      (0.01)

NOTE C - SEGMENT INFORMATION

                                        Three Months Ended April 30, 2002
                                             Legends       Xtreme
                                         ------------- -------------
      Revenues from external customers   $     75,763  $    592,780
      Segment profit                     $    (86,490) $     23,746
      Segment assets                     $    691,359  $     53,077

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

       The Company was organized and incorporated under the laws of the State of Nevada on March 17, 1999 and commenced business operations on May 1, 1999. The Company was formed for the purpose of marketing and selling high quality Christian inspirational toys, gifts and other products that are designed to teach the Bible, shape values and enhance character development in children. The Company distributes "Toys that Teach," consisting primarily of Bible character bear plush toys, religious apparel and other related products. The Company's distribution outlets include Christian bookstores and other retail outlets, fundraisers for schools and organizations, direct "network" marketing through home parties and e-commerce over the Internet. In addition, The Company has acquired 67% of the outstanding stock of Xtreme Notebooks, an Internet based seller of laptop computers and projection equipment. The Company does not manufacture its products, relying instead on suppliers. The Company's operating expenses consist primarily of selling expenses, including advertising, management fees and salaries and general and administrative expenses such as rent and utilities. Readers of this report should review the Company's discussion and analysis of financial condition in conjunction with the Company's financial statements and the related note, as well as statements made elsewhere in this report.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 2002 TO THE THREE MONTHS ENDED APRIL 30, 2001.


     REVENUES. For the three months ended April 30, 2002, the Company generated revenues of $668,543. Revenues for the three months ended April 30, 2001 were $110,929, an increase of $557,614 , or 503%. The increase in revenues was due to the addition of Xtreme Notebooks, partially offset by lower retail sales for Legends core business.

     EXPENSES. Cost of goods sold increased $461,947, or 1,459%, to $493,593 for the period ended April 30, 2002 from $31,646 for the period ended April 30, 2001. This increase is due to increased sales with Xtreme Notebooks, and the fact that Xtreme has a much lower profit margin than the other components of Legends' business operations. Operating expenses increased by $1,485 or 1%, to $199,649 for the three months ended April 30, 2002 from $198,164 for the period ended April 30, 2001.

     NET LOSS. For the three months ended April 30, 2002, the Company had a loss of $62,744, a decrease of $55,838 from the period ended April 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had total assets of $744,436 and total liabilities of $456,361 at April 30, 2002. As of April 30, 2002, the Company had cash of $63,103.

     Historically, the Company has financed its operations through product sales, proceeds from the private placement of its common stock and borrowings from J&J Holdings, Inc., the Company's majority shareholder. For example, over the three months ended April 30, 2002, the Company received aggregate loan proceeds of $13,136 from J&J Holdings, Inc. In addition, a portion of the Company's expenses have been paid by the issuance of its common stock.

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

TREASURY STOCK TRANSACTIONS

      In the three months ended April 30, 2002, the Company re-issued 25,000 shares of treasury stock for $25,000 in cash. It also issued 250,000 shares of stock in connection with the purchase of Xtreme Notebooks, Inc., as previously reported in the 8-k filed on May 1, 2002.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) During the three months ended April 30, 2002, the Company re -issued from treasury an aggregate 25,000 shares of its common stock valued at $25,000 to one individual investor for cash. The securities issued in such transactions were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption provided in Section 4(2) of the Securities Act. The recipients of securities in each such transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. The Company believes the recipient was an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the Company's common stock. The recipient had adequate access, through their relationships with the Company and its officers and directors, to information about the Company. None of the transactions involved general solicitation or advertising.

The Company issued 250,000 shares of its Treasury Stock in connection with its purchase of 67% of the outstanding shares of Xtreme Notebooks, Inc. 125,000 shares were issued to Steve Nichols, and 125,000 shares were issued to Jeffrey Dudley. The issuance of these shares were previously disclosed in the 8-k filed on May 1, 2002.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits:

Exhibit 2.1 Stock Exchange Agreement by and among Legends of the Faith, Inc., Steve Nichols and Jeff Dudley (Xtreme Notebooks, Inc.) dated April 12, 2002.*

Exhibit 2.2 Asset Purchase Agreement by and Among Legends of the Faith and Mr. Roy's Silk Screen and Embroidery Company dated June 1, 2002. (Incorporated by reference from the Company's Form 8-K Filed with the Securities and Exchange Commission on 6/13/02)

Exhibit 3.1 Amended and Restated Articles of Incorporation of Legends of the Faith, Inc.**

Exhibit 3.2     Bylaws of Legends of the Faith, Inc.**

Exhibit 3.3 Amended and Restated Articles of Incorporation of Legends of the Faith, Inc.**

Exhibit 3.4     Bylaws of Legends of the Faith, Inc.**

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

* Incorporated by reference from the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2002.

** Incorporated by reference from the Company's Registration Statement on Form
   10-SB, as amended (Registration No. 000-32273).

*** Incorporated by reference from the Company's Annual Report on Form 10KSB, filed with the Securities and Exchange Commission on May 13, 2002.

         (b)     Reports on Form 8-K:

On 5/1/02, an 8-K was filed with the Securities Exchange Commission regarding a purchase agreement whereby Legends of the Faith, Inc. acquired 67% of the outstanding shares of Xtreme Notebooks, Inc. in exchange for 250,000 shares of its common stock; on 6/13/02, an 8-K was filed with the Securities and Exchange Commission relating to the purchase of the assets of Mr. Roy's Silk Screen and Embroidery Company dated June 1, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LEGENDS OF THE FAITH, INC.


Dated:   June 14, 2002                  By:    /s/ Gene Jackson
                                            -----------------------------
                                             Gene Jackson, President
                                             (Principal Executive Officer
                                             and Principal Financial
                                             Officer and Accounting Officer)