Form 10KSB/A
period 2002-01-31
LEGENDS OF THE FAITH INC
filed 2002-07-17
CIK 1130951

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-KSB/A

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

As of April 30, 2002 the issuer had 20,206,280 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates on April 30, 2002, was approximately $0, since there is no public market for the Company's common stock.

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

*** Filed with Form 10KSB on May 13, 2002

     (b)  Reports on Form 8-K

     The Company did not file any current reports on Form 8-K during the Company's fourth fiscal quarter ended January 31, 2002.

                            SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LEGENDS OF THE FAITH, INC.

DATE: July 17, 2002                       By: /s/ Gene Jackson
                                                ----------------------------
                                                By: Gene Jackson
                                                President, Secretary/Treasurer
                                                and Director  (Principal
                                                Executive, Financial &
                                                Accounting Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


Signature                    Title                                  Date
---------                  --------                               ---------

/S/ Gene Jackson
_____________________     President, Chief Executive Officer,    July 17, 2002
Gene Jackson              Secretary/Treasurer, Chief
                          Financial Officer and Director

/S/ Mike Atwood
____________________      Director                               July 17, 2002
Mike Atwood


/S/ Howard Dix
____________________      Director                               July 17, 2002
Howard Dix


/S/ John Howell
____________________      Director                               July 17, 2002
John Howell


/S/ Don Scheib
____________________      Director                               July 17, 2002
Don Scheib

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