Form 10QSB
period 2002-07-31
KINGDOM VENTURES INC
filed 2002-09-23
CIK 1130951

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended July 31, 2002

                                OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from to ____________

      Commission file number:  000-32273
                               ---------


                      KINGDOM VENTURES, INC.
------------------------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in its Charter)

        Nevada                                  88-0419183
-----------------------------------    -------------------------------
(State or other jurisdiction              I.R.S. Employer
 of incorporation or organization        Identification number

1045 Stephanie Way, Minden, Nevada                89423
----------------------------------------     ---------------
(Address of principal executive offices)       (Zip Code)

Issuer's telephone number, including area code: (775) 267-2242


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

As of July 31, 2002 the issuer had 10,444,540 shares of common stock outstanding (the amount of outstanding stock reflects the effect of a 1:2 reverse split that was approved by shareholders on July 8, 2002). The aggregate market value of the common stock held by non-affiliates on July 31, 2002, was approximately $0, since there is no public market for the Company's common stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]



                              INDEX

PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements

           Balance Sheet at July 31, 2002 (unaudited)

           Statements of Operations for the six months ended July 31, 2002 and July 31, 2001 (unaudited)

           Statements of Cash Flows for the six months ended July 31, 2002 and July 31, 2002 (unaudited)

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

   Item 3. Defaults Upon Senior Securities

   Item 4. Submission of Matters to a Vote of Security Holders

   Item 5. Other Information

   Item 6. Exhibits and Reports on Form 8-K


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The interim unaudited financial statements contained in this report have been prepared by Kingdom Ventures, Inc. (the "Company") and, in the opinion of management, reflect all material adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consisted only of normal recurring items. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the period ended January 31, 2002. The results of the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

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




      KINGDOM VENTURES, INC.
      CONSOLIDATED BALANCE SHEET (UNAUDITED)
      JULY 31, 2002

ASSETS
                                                     07/31/02
                                                  ------------
CURRENT ASSETS
Cash                                              $    88,848
Accounts receivable                                    79,903
Inventory, net                                        245,819
Prepaid expenses and other current assets              32,850
                                                  ------------
Total current assets                                  445,420

PROPERTY AND EQUIPMENT, AT COST
Fixed Assets (net of depreciation)                    108,662

OTHER ASSETS                                          512,831
                                                  ------------

TOTAL ASSETS                                      $ 1,066,913
                                                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses             $    97,274
Notes payable                                         390,350
                                                  ------------
Total current liabilities                             487,624

Minority Interest                                      33,596

STOCKHOLDERS' EQUITY
Common stock, $.001 par value,
 100,000,000 shares authorized,
 25,000,000 shares issued and 10,444,540
 shares outstanding at 7/31/02                         25,000
Additional paid in capital                          1,425,351
Accumulated Deficit                                  (810,667)
Less: Treasury Stock (4,405,720 shares) at cost:      (93,991)
                                                  ------------
Total Stockholders Equity                             545,693
                                                  ------------

TOTAL LIABILITIES & EQUITY                        $ 1,066,913
                                                  =============



See accompanying notes





      KINGDOM VENTURES, INC.
      CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)



                          Three months ended          Six months ended
                      July 31, 2002 July 31, 2001 July 31, 2002 July 31, 2001
                      ------------- ------------- ------------- -------------

Product sales         $    861,330  $    302,782  $  1,529,873  $    413,710

Cost of Goods Sold:        596,241        50,769     1,089,834        82,415

Operating Expenses:
Selling                     15,357        23,893        38,982        41,739
General and
 administrative             96,318       139,033       298,532       319,350
                      ------------- ------------- ------------- -------------
Total operating
  expenses                 111,675       162,926       337,514       361,089

Other income(loss)               0        (2,059)            0        (1,757)
                      ------------- ------------- ------------- -------------
Net income (loss)
 before minority
 interest                  153,414        87,028       102,525       (31,551)

Minority interest          (21,741)            0       (33,596)            0
                      ------------- ------------- ------------- -------------

Net income (loss)     $    131,673  $     87,028  $     68,929  $    (31,551)
                      ============= ============= ============= =============
Net income(loss) per
 share -  basic and
 diluted              $       0.01  $       0.00  $       0.00  $      (0.00)
                      ============= ============= ============= =============
Weighted average
Common shares           20,525,280    20,028,410    20,410,613    19,947,790
                      ============= ============= ============= =============



See accompanying notes




     KINGDOM VENTURES, INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                          Three months ended          Six months ended
                                      July 31, 2002 July 31, 2001 July 31, 2002 July 31, 2001
                                      ------------- ------------- ------------- -------------
OPERATING ACTIVITIES

Net income (loss)                     $    131,673  $     87,028  $     68,929  $    (31,551)
Adjustments to reconcile net income
(loss) to net cash used in) operating
activities:
 Depreciation and amortization               5,000         4,306        10,000         8,611
 Reissuance of treasury stock
  for services                              30,000         4,000        55,000        36,500
 Provision for bad debts and
  excess inventory                               0       (30,108)            0       (30,108)
Changes in operating assets
and liabilities:
 Accounts receivable                        42,395      (165,109)      (32,672)     (145,764)
 Inventory                                 (19,120)       32,627       (21,270)       35,088
 Prepaid expenses and other assets        (281,062)      (56,897)     (291,647)      (76,619)
 Accounts payable and accrued expenses     (13,903)       29,338       (31,195)       54,451
                                      ------------- ------------- ------------- -------------
Net cash (used in)
  operating activities                    (105,017)      (94,815)     (242,855)     (149,392)
                                      ------------- ------------- ------------- -------------

INVESTING ACTIVITIES

Capital expenditures                       (50,945)       (8,793)      (62,471)       (9,952)
Cash acquired in acquisition                     0             0        19,045             0
Related party                                    0             0       165,960             0
                                      ------------- ------------- ------------- -------------
Net cash provided by (used in)
  investing activities                     (50,945)       (8,793)      122,534        (9,952)
                                      ------------- ------------- ------------- -------------

FINANCING ACTIVITIES

Cash overdraft                                   0         1,147             0             0
Related parties                                  0             0       (20,565)            0
Minority interest                           21,741             0        33,596             0
Proceeds from long-term debt               225,000       102,461       238,136       229,897
Principal payments on long-term debt      (174,834)            0      (174,834)      (78,350)
Proceeds from issuance of stock            107,800             0       115,300             0
                                      ------------- ------------- ------------- -------------
Net cash provided by
  financing activities                     179,707       103,608       191,633       151,547
                                      ------------- ------------- ------------- -------------

INCREASE (DECREASE) IN CASH                 23,745             0        71,312        (7,797)

CASH AT BEGINNING OF PERIOD                 63,103             0        15,536         7,797
                                      ------------- ------------- ------------- -------------

CASH AT END OF PERIOD                 $     86,848  $          0  $     86,848  $          0
                                      ============= ============= ============= =============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                $          0  $          0  $          0  $          0
Reissuance of treasury stock for
  goods and services                  $     30,000  $      4,000  $     55,000  $     36,500


See accompanying notes.




            KINGDOM VENTURES, INC.
            STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                                      Additional
                      Common Stock                Treasury Stock        Paid-in    Accumulated
                    Shares    Amount          Shares         Amount     Capital      Deficit      Total
                ------------ ------------ ------------- ------------- ------------ ------------ ------------
Balance,
January 31,
2002             25,000,000  $    25,000     4,818,720  $   (102,851) $ 1,013,911  $  (879,596) $    56,464

Sale of
treasury stock            -            -      (413,000)        8,860      411,440            -      420,300

Net (loss) for
six-months ended
July 31, 2002             -            -             -             -            -       68,929       68,929
                ------------ ------------ ------------- ------------- ------------ ------------ ------------
Balance,
July 31, 2002    25,000,000  $    25,000     4,405,720  $    (93,991) $ 1,425,351  $  (810,667) $   545,693
                ============ ============ ============= ============= ============ ============ ============



See acccompanying notes.



   KINGDOM VENTURES, INC.
   NOTES TO UNAUDITED FINANCIAL STATEMENTS
   July 31, 2002

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

NOTE B-PURCHASE OF XTREMENOTEBOOKS

On February 1, 2002, the Company purchased two-thirds of the outstanding common stock of Xtremenotebooks.com (an internet-based computer retailer) for $50,000 and 250,000 shares of the Company's common stock. The accompanying consolidated statements of operations include the results of operations of Xtreme for the period from February 1, 2002 through July 31, 2002. The pro forma unaudited results of operations for the six months ended July 31, 2002 and 2001, assuming consummation of the purchase as of February 1, 2001, are as follows:

                            Six Months Ended July 31
                               2002            2001
                           ------------- -------------

Net sales                  $  1,437,165  $    579,359
Net income                 $     28,014  $    (26,698)
Per share data:
Basic and diluted
earnings                   $       0.00  $      (0.00)

NOTE C- PURCHASE OF MR. ROY PRODUCTIONS

On June 1, 2002, the Company purchased the assets of Mr. Roy Productions for $250,000. The purchase price was allocated to inventory ($10,000), equipment ($50,000), and goodwill ($190,000). A note payable for $200,000 is payable as of July 31, 2002, with the balance of $50,000 being paid in cash during the quarter ended July 31, 2002. The accompanying consolidated statements of operations include the results of operations of Mr. Roy Productions for the period from June 1, 2002 through July 31, 2002. The pro forma unaudited results of operations for the six months ended July 31, 2002 and 2001, assuming consummation of the purchase as of February 1, 2001, are as follows:

                             Six Months Ended July 31
                                 2002           2001
                           ------------- --------------
Net sales                  $    247,513  $     413,710
Net income                 $      1,637  $     (31,551)
Per share data:
Basic and diluted
earnings                   $       0.00  $       (0.00)

NOTE D - SEGMENT INFORMATION

                                        Three Months Ended July 31, 2002
                                     Legends        Xtreme        Mr. Roy
                                  ------------- ------------- -------------
Revenues from external customers  $     79,046  $    689,576  $     92,708
Segment profit                    $     47,212  $     43,546  $     40,915
Segment assets                    $    905,401  $    116,545  $     44,967


                                        Six Months Ended July 31, 2002
                                     Legends        Xtreme        Mr. Roy
                                  ------------- ------------- -------------
Revenues from external customers  $    154,805  $  1,282,360  $     92,708
Segment profit                    $    (39,278) $     67,292  $     40,915
Segment assets                    $    905,401  $    116,545  $     44,967


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

The Company was organized and incorporated under the laws of the State of Nevada on March 17, 1999 and commenced business operations on May 1, 1999. The Company was formed for the purpose of marketing and selling high quality Christian inspirational toys, gifts and other products that are designed to teach the Bible, shape values and enhance character development in children. The Company distributes "Toys that Teach," consisting primarily of Bible character bear plush toys, religious apparel and other related products. The Company's distribution outlets include Christian bookstores and other retail outlets, fundraisers for schools and organizations, direct "network" marketing through home parties and e-commerce over the Internet. In addition, The Company has acquired 67% of the outstanding stock of Xtreme Notebooks, an Internet based seller of laptop computers and projection equipment. The Company has also acquired Mr. Roy's Silk Screen & Embroidery business. Those two acquisitions, along with strategic repositioning of the existing company lines, have enabled the Company to substantially expand our existing revenues.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2002 TO THE THREE MONTHS ENDED JULY 31, 2001.

REVENUES. For the three months ended July 31, 2002, the Company generated revenues of $861,330. This is an increase of $558,548 over the same period in 2001 of $302,782, which represents a 1845% increase. For the six months ended July 31, 2002, the Company generated revenues of $1,529,873 compared to $413,710 which represents an increase of $1,116,163 , or 270%. The increase in revenues was due to the addition of Xtreme Notebooks and Mr. Roy Productions, Inc., partially offset by lower retail sales for Legends core business.

EXPENSES. Cost of goods sold increased $545,472 from $50,769 to $596,241 for the 3 month period ended July 31, 2002, an increase of 1074%. For the six month period ended July 31, 2002 Cost of goods sold increased $1,007,419 from $82,415 to $1,089,834 or a 1222% increase. These increases are due to increased sales with Xtreme Notebooks, and the fact that Xtreme has a much lower profit margin than the other components of Kingdom Ventures' business operations. Operating expenses decreased by $51,251 from $162,926 to $111,675, a decline of 31% in the 3 month period ended July 31, 2002. In the six month period ended July 31, 2002, operating expenses decreased from $361,089 to $337,514 a decrease of $23,575 or 7%. The decrease in operating expenses was due to lower payroll and advertising costs, coupled with aggressive cost controls instituted by management.

NET PROFIT. For the three months ended July 31, 2002, the Company had a profit of $131, 673, compared to a profit of $87,028 for the same three month period ended July 2001. For the six months ended July 31, 2002, the Company had a profit of $68,929, compared to a loss of $31,551 for the same six month period in July 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company had total assets of $1,066,913 and total liabilities of $1,066,913 at July 31, 2002. As of July 31, 2002, the Company had cash of $86,848.

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

TREASURY STOCK TRANSACTIONS

In the three months ended July 31, 2002, the Company re-issued 108,000 shares of treasury stock for $107,800 in cash. In addition, 30,000 shares of stock were awarded to James Sawyer, a key employee, in accordance with action by the Board of Directors.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) During the three months ended July 31, 2002, the Company re -issued from treasury an aggregate 138,000 shares of its common stock valued at $107,800 to several investors. The securities issued in such transactions were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption provided in Section 4(2) of the Securities Act. The recipients of securities in each such transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. The Company believes the recipient was an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the Company's common stock. The recipient had adequate access, through their relationships with the Company and its officers and directors, to information about the Company. None of the transactions involved general solicitation or advertising.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 8, 2002 an annual meeting of the shareholders of Kingdom Ventures, Inc. was held. During that meeting, shareholders approved four items which had previously been submitted in the form of a definitive proxy and filed with the SEC. The four items approved included:

1) A change of name from Legends of the Faith, Inc. to Kingdom Ventures, Inc.
2) A reverse split where existing shares were exchanged on a 1:2 basis
3) Election of the Board of Directors
4) Appointment of Wrinkle Gardner, P.C. as the auditing firm.

All items were approved as submitted with the definitive proxy on file with the Securities Exchange Commission.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits:


         (b)     Reports on Form 8-K:

On June 13, 2002 a Form 8-k was filed to announce the purchase of Mr. Roy Productions for a total of $250,000; $50,000 was paid upon closing and the remainder $200,000 is payable as a long term debt of the Company.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LEGENDS OF THE FAITH, INC.


Dated:   September 20, 2002        By:    /s/ Gene Jackson
                                        -----------------------------
                                        Gene Jackson, President
                                       (Principal Executive Officer
                                        and Principal Financial
                                        Officer and Accounting
                                        Officer)


               CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Gene Jackson, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of KINGDOM VENTURES, INC.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the


     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date: 9/19/02                    /s/ Gene Jackson
     __________________          ________________________
                                 Gene Jackson
                                 Chief Executive Officer


             PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Gene Jackson, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of KINGDOM VENTURES, INC;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.




          9/19/02                   /s/ Gene Jackson
Date: _________________________     ____________________________________
                                    Gene Jackson
                                    Principal Financial Officer




                           EXHIBIT INDEX

Exhibit
   No.                           Description of Exhibit
   ---                           ----------------------

Purchase Agreement between Legends of the Faith, Inc. and Xtreme Notebooks, Inc. (filed previously with 8-k on May 1, 2002)