Form 10QSB
period 2002-10-31
KINGDOM VENTURES INC
filed 2002-12-20
CIK 1130951

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-QSB


[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended October 31, 2002

                                OR

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       EXCHANGE ACT

       For the transition period from_____________to ____________


                 Commission file number: 0-32273


                      KINGDOM VENTURES, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

          Nevada                                     88-0419183
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification number)

                1045 Stephanie Way
                Minden, Nevada                     87107
    (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:  (775) 267-2242

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of December 18, 2002, 10,714,490 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [X]

                              INDEX

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheet at October 31, 2002 (unaudited)

           Consolidated Statements of Operations for the Three Months and the Nine Months ended October 31, 2002 and October 31, 2001 (unaudited)

           Consolidated Statements of Cash Flows for the Nine Months ended October 31, 2002 and October 31, 2001 (unaudited)

           Notes to Unaudited Consolidated Financial Statements

  Item 2.  Management's Discussion and Analysis or Plan of Operation

  Item 3.  Controls and Procedures

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

   The Company effected a one-for-two reverse stock split in July 2002. All per share information in this report has been adjusted to reflect this transaction.

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
CONSOLIDATED BALANCE SHEET (UNAUDITED)
October 31, 2002


ASSETS
CURRENT ASSETS

  Cash and cash equivalents                              $       12,911
  Accounts receivable, net                                       45,575
  Inventory, net                                                242,458
  Prepaid expenses and other current assets                      36,055
                                                         ---------------
    Total current assets                                        336,999

PROPERTY AND EQUIPMENT, at cost (net of depreciation)           111,880

OTHER ASSETS                                                    500,386
                                                         ---------------

    Total assets                                         $      949,265
                                                         ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Accounts payable and accrued expenses                  $       79,940
  Note payable - J & J Holdings, Inc.                            20,000
  Notes payable - other related parties                         250,250
  Notes payable - other                                          77,750
                                                         ---------------
    Total current liabilities                                   427,940

MINORITY INTEREST                                                18,073

STOCKHOLDERS' EQUITY

  Common stock, $.002 par value, 100,000,000 shares
    authorized, 12,500,000 shares issued and
    10,714,490 shares outstanding                                25,000
  Additional paid in capital                                  1,445,048
  Accumulated deficit                                          (890,612)
  Less: treasury stock (1,785,510 shares) at cost               (76,184)
                                                         ---------------
     Total stockholders' equity                                 503,252
                                                         ---------------

     Total liabilities and stockholders' equity          $      949,265
                                                         ===============







See accompanying notes.



KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                      Three months ended        Nine months ended
                                   October 31,  October 31,  October 31,  October 31,
                                      2002        2001         2002         2001
                                  ------------ ------------ ------------ ------------
REVENUE:
  Product sales                   $   842,362  $    84,242  $ 2,372,235  $   492,253

COST OF GOODS SOLD                    673,896       19,213    1,763,730      131,609

Operating expenses:
  Selling                              24,574       13,777       63,556       55,515
  General and administrative          237,969       80,477      536,501      369,719
                                  ------------ ------------ ------------ ------------
    Total operating expenses          262,543       94,254      600,057      425,234
                                  ------------ ------------ ------------ ------------

Other income (loss)                    (1,391)       1,360       (1,391)       5,174
                                  ------------ ------------ ------------ ------------
    Net income (loss) before
     minority interest                (95,468)     (27,865)       7,057      (59,416)

Minority interest                      15,523            -      (18,073)           -
                                  ------------ ------------ ------------ ------------

Net income (loss)                 $   (79,945) $   (27,865) $   (11,016) $   (59,416)
                                  ============ ============ ============ ============
Net income (loss) per share -
  basic and diluted               $     (0.01) $     (0.00) $     (0.00) $     (0.01)
                                  ============ ============ ============ ============
Weighted average common shares -
  post 1:2 reverse split
  effective July 8, 2002           10,505,815   10,052,590   10,332,603   10,023,604
                                  ============ ============ ============ ============





















See accompanying notes.



KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                    Three months ended        Nine months ended
                                                 October 31,  October 31,  October 31,  October 31,
                                                   2002        2001         2002         2001
                                                ------------ ------------ ------------ ------------
OPERATING ACTIVITIES
  Net income (loss)                             $   (79,945) $   (27,865) $   (11,016) $   (59,416)
  Adjustments to reconcile net income (loss)
   to net cash (used in) operating activities:
     Depreciation and amortization                   10,000        4,306       20,000       12,917
     Reissuance of treasury stock for services        3,819       11,500       58,819       48,000
  Changes in operating assets and liabilities:
     Accounts receivable                             34,328       26,277        1,656     (119,487)
     Inventory                                        3,361      (82,704)     (17,909)     (77,724)
     Prepaid expenses and other assets                9,240       71,697     (282,407)      (5,082)
     Accounts payable and accrued expenses          (15,536)     (54,383)     (46,731)         228
                                                ------------ ------------ ------------ ------------
  Net cash (used in) operating activities           (34,733)     (51,172)    (277,588)    (200,564)

INVESTING ACTIVITIES
  Capital expenditures                              (13,018)      (2,383)     (75,489)     (12,335)
  Cash acquired in acquisition                            -            -       19,045            -
  Related party                                           -            -      165,960            -
                                                ------------ ------------ ------------ ------------
  Net cash provided by (used in)
  investing activities                              (13,018)      (2,383)     109,516      (12,335)

FINANCING ACTIVITIES
  Related parties                                         -            -      (20,565)           -
  Minority interest                                 (15,523)           -       18,073            -
  Proceeds from short-term debt                     115,090       89,055      353,226      318,602
  Principal payments on short-term debt            (143,453)     (35,500)    (318,287)    (113,500)
  Proceeds from issuance of stock                    17,700            -      133,000            -
                                                ------------ ------------ ------------ ------------
  Net cash provided by financing activities         (26,186)      53,555      165,447      205,102
                                                ------------ ------------ ------------ ------------

INCREASE (DECREASE) IN CASH                         (73,937)           -       (2,625)      (7,797)

CASH AT BEGINNING OF PERIOD                          86,848            -       15,536        7,797
                                                ------------ ------------ ------------ ------------
CASH AT END OF PERIOD                           $    12,911  $         -  $    12,911  $         -
                                                ============ ============ ============ ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                        $         -  $       282  $         -  $       282
  Reissuance of treasury stock for
    goods and services                          $     3,819  $    11,500  $    58,819  $    48,000
  Reissuance of treasury stock for
    fixed assets                                $       200  $         -  $       200  $         -
  Reissuance of treasury stock for
    debt reduction                              $    15,785  $         -  $    20,785  $         -



See accompanying notes.





KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                         Additional
                         Common Stock              Treasury Stock         Paid-in    Accumulated
                      Shares       Amount        Shares       Amount      Capital    Deficit      Total
                   ------------- ------------ ------------- ----------- ------------ ------------ -----------
Balance,
January 31, 2002     25,000,000  $    25,000     2,409,360  $ (102,851) $ 1,013,911  $  (879,596) $   56,464

Effect of 1:2
reverse stock
split               (12,500,000)           -             -           -            -            -           -

Issuance of
treasury stock                -            -      (623,850)     26,667      431,137            -     457,804

Net (loss) for
nine-months ended
October 31, 2002              -            -             -           -            -      (11,016)    (11,016)
                   ------------- ------------ ------------- ----------- ------------ ------------ -----------
Balance,
October 31, 2002     12,500,000  $    25,000     1,785,510  $  (76,184) $ 1,445,048  $  (890,612) $  503,252
                   ============= ============ ============= =========== ============ ============ ===========



































See accompanying notes





KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2002

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 31, 2002 are not necessarily indicative of the results that may be expected for the year ended January 31, 2003. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended January 31, 2002.

NOTE B - PURCHASE OF XTREMENOTEBOOKS.COM

On February 1, 2002, the Company purchased two-thirds of the outstanding common stock of Xtremenotebooks.com (an internet-based computer retailer) for $50,000 and 250,000 shares of the Company's common stock. The accompanying financial statements reflect goodwill of $291,000 related to this transaction. The accompanying consolidated statements of operations include the results of operations of Xtreme for the period from February 1, 2002 through October 31, 2002. The pro forma unaudited results of operations for the nine months ended October 31, 2002 and 2001, assuming consummation of the purchase as of February 1, 2001, are as follows:

                                         Nine Months Ended October 31
                                              2002         2001
                                         ------------- --------------
   Net sales                             $  2,194,213  $     861,334
   Net income                            $    (53,696) $     (48,198)
   Per share data:
     Basic and diluted earnings          $      (0.01) $       (0.00)

NOTE C - PURCHASE OF MR. ROY PRODUCTIONS

On June 1, 2002, the Company purchased the assets of Mr. Roy Productions for $250,000. The purchase price was allocated to inventory ($10,000), equipment ($50,000), and goodwill ($190,000). As of October 31, 2002, a note payable for $200,000 is payable as follows: $50,000 on November 1, 2002; $35,000 on November 27, 2002; $40,000 on February 5, 2003 and $75,000 on May 31, 2003.
The accompanying consolidated statements of operations include the results of operations of Mr. Roy Productions for the period from June 1, 2002 through October 31, 2002. The pro forma unaudited results of operations for the nine months ended October 31, 2002 and 2001, assuming consummation of the purchase as of February 1, 2001, are as follows:


                                         Nine Months Ended October 31
                                             2002           2001
                                         -------------- -------------
   Net sales                             $     432,537  $    492,253
   Net income                            $     (47,216) $    (59,416)
   Per share data:
     Basic and diluted earnings          $       (0.00) $      (0.01)



NOTE D - SEGMENT INFORMATION

                                      Three Months Ended October 31, 2002
                                       Legends        Xtreme      Mr. Roy
                                      ------------ ------------ ------------

Revenues from external customers      $    99,706  $   657,342  $    85,314
Segment profit                        $  ( 50,617) $   (31,093) $     1,765
Segment assets                        $   834,917  $    65,426  $    48,922



                                       Nine Months Ended October 31, 2002
                                        Legends       Xtreme      Mr. Roy
                                      ------------ ------------ ------------
Revenues from external customers      $   254,515  $ 1,939,698  $   178,022
Segment profit                        $   (89,896) $    36,200  $    42,680
Segment assets                        $   834,917  $    65,426  $    48,922

NOTE E - ASSET PURCHASE

During the quarter ended October 31, 2002, the Company purchased assets of a candle company for cash of $11,476 and 10,000 shares of common stock valued at $200.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

    The Company, which was previously known as Legends of the Faith, Inc., was organized and incorporated under the laws of the State of Nevada on March 17, 1999 and commenced business operations on May 1, 1999. The Company changed its name to Kingdom Ventures, Inc. in July 2002. The Company was formed for the purpose of marketing and selling high quality Christian inspirational toys, gifts and other products that are designed to teach the Bible, shape values and enhance character development in children. The Company distributes "Toys that Teach," consisting primarily of Bible character bear plush toys, religious apparel and other related products. The Company's distribution outlets include Christian bookstores and other retail outlets, fundraisers for schools and organizations, direct marketing through home parties and e-commerce over the Internet. During 2002, the Company expanded this line of business through the acquisition of the assets of a silk screen and embroidery business, Mr. Roy's Productions ("Mr. Roy's"), and the assets of a candle company. These acquisitions, along with the Company's former Christian products business now make up the Company's "Inspirations" division. For comparative purposes, when describing the Company's Christian products segment, we compare the Inspirations division for the period ended October 31, 2002 with the Company's previously existing Christian products business, "Legends of the Faith," for the periods ended October 31, 2001.

     In addition, in April 2002, the Company acquired 67% of the outstanding stock of Xtreme Notebooks, Inc., a Nevada corporation ("Xtreme Notebooks") that sells laptop computers and projection equipment over the Internet. With the acquisition of Xtreme Notebooks, the Company expanded its business to a second segment, the computer and projector segment. The addition of this second segment, along with the expansion of the Inspirations division through the acquisition of Mr. Roy's and the candle business, have enabled the Company to substantially expand its revenues.

     The Company generally does not manufacture its products, relying instead on suppliers. The Company's operating expenses consist primarily of selling expenses, including advertising, management fees and salaries and general and administrative expenses such as rent and utilities. Readers of this report should review the Company's discussion and analysis of financial condition in conjunction with the Company's financial statements and the related notes, as well as statements made elsewhere in this report.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS AND THE NINE MONTHS ENDED OCTOBER 31, 2002 TO THE THREE MONTHS AND THE NINE MONTHS ENDED OCTOBER 31, 2001.

REVENUES.

     Revenues from the Inspirations division were $99,706 for the three months ended October 31, 2002, a $15,464 increase over Legends of the Faith's revenues of $84,242 for the same period last year. For the three months ended October 31, 2002, the Company generated revenues of $842,362. This is an increase of $758,120 over the $84,242 in revenues in the same period in 2001, which represents a 900% increase. During the nine months ended October 31, 2002, revenues from the Inspirations division were $237,728, compared to Legends of the Faith's revenues of $492,253 for the nine months ended October 31, 2001. For the nine months ended October 31, 2002, the Company generated revenues of $2,372,235 compared to $ 492,253 for the same period in 2001, which represents an increase of $1,879,982, or 382%. The increases in Company revenues during both periods were due to the acquisition of Xtreme Notebooks and Mr. Roy's, partially offset by lower retail sales for the Inspirations division.

EXPENSES.

     Cost of goods sold for the Company increased $654,683 from $19,213 to $673,896 for the three month period ended October 31, 2002, an increase of 3408 %. Cost of goods sold for the Inspirations division increased $3,719 during this period, from $19,213 for Legends of the Faith during the three months ended October 31, 2001 to $22,932 for Inspirations for the three months ended October 31, 2002. For the nine month period ended October 31, 2002, overall cost of goods sold by the Company increased $1,632,121, from $131,609 to $1,763,730. These increases were due to increased sales by Xtreme Notebooks, and the fact that Xtreme Notebooks has a much lower profit margin than the other components of the Company's business operations. Cost of goods sold by the Inspirations division, however, decreased $84,739 from Legends of the Faith's $131,609 for the nine months ended October 31, 2001 to Inspirations' $46,870 for the nine months ended October 31, 2002, due to lower retail sales by the division.

     Operating expenses for the Company increased by $168,289 from $94,254 to $262,543, an increase of 179 % during the three month period ended October 31, 2002. In the nine month period ended October 31, 2002, operating expenses for the Company increased from $425,234 to $600,057, an increase of $178,823 or 42%. The increase is attributable primarily to the increased costs associated with the Xtreme Notebooks and Mr. Roy's operations. For the Company's Inspiration division, the changes in operating expenses were less significant, with operating expenses increasing by $33,046 from $94,254 to $127,300 for the three months ended October 31, 2001 and 2002, respectively, and with operating expenses decreasing during the nine months ended October 31, 2002 from $425,234 to $297,450 for the nine months ended October 31, 2001. The decrease during the nine-month period for the Inspirations division was due to J&J Holdings, Inc., the Company's largest shareholder, incurring costs during the nine months ended October 31, 2002 that were incurred by the Company during the nine months ended October 31, 2001.

NET LOSS.

     For the three months ended October 31, 2002, the Company had a net loss of $79,945, or $0.01 per share, compared to a net loss of $27,865, or $0.00 per share, for the three months ended October 31, 2001. The net loss for the Inspirations division during this period was $50,617 compared to Legends of the Faith's net loss of $27,865 for the same period in 2001. For the nine months ended October 31, 2002, the Company had a net loss of $11,016, or $0.00 per share, compared to a net loss of $59,416, or $0.01 per share for the same period in 2001. Inspirations' net loss during this period increased to $89,896, as compared to Legends of the Faith's net loss of $59,416.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $34,733 for the three months ended October 31, 2002 and $277,588 for the nine months ended October 31, 2002. The Company had total assets of $949,265 and total liabilities of $427,940 at October 31, 2002. As of October 31, 2002, the Company had cash of $12,911.

     Historically, the Company has financed its operations through product sales, proceeds from the private placement of its common stock, the issuance of promissory notes and loans from J&J Holdings, Inc., the Company's majority shareholder. In addition, a portion of the Company's expenses has been paid by the issuance of its common stock. Net proceeds from financing activities amounted to approximately $165,000 for the nine months ended October 31, 2002, as compared to the nine months ended October 31, 2001, during which the Company received net proceeds from financing activities totaling approximately $205,000. This decrease was partially due to the Company's repayment in the first nine months of 2002 of approximately $318,000 in short term debt, which was offset by an increase of $133,000 received from the issuance of stock during this period. In comparison, there were no proceeds from stock issuances during the nine months ended October 31, 2001 and the Company repaid only $113,500 in short term debt during this period.

     Stock was issued in payment of expenses in the amount of approximately $59,000 and $48,000 for the nine month periods ended October 31, 2002 and October 31, 2001, respectively.

     The Company has approximately $325,000 in short-term debt that is due prior to May 31, 2003. In connection with the Company's acquisition of Mr. Roy's, it entered into a promissory note in the amount of $200,000, which bears interest at a rate of 4.5% per year and is payable in four installments. The first installment of $50,000 was originally due on August 29, 2002 and was extended by mutual agreement and paid on November 1, 2002. The second payment of $35,000 was due November 27, 2002. A third payment of $40,000 will be due on February 5, 2003 and a final payment of $75,000 will be due on May 31, 2003. In addition, the Company owes one of its directors $50,250, which is due and payable no later than December 31, 2002. The Company also owes $5,750 to one investor, which is payable at any time upon that investor's demand. Lastly, the Company has promissory notes totaling $72,000, which are payable to six investors in March 2003. Of the $72,000 payable, $57,000 of the notes bear interest at 10% per year and are payable to four investors. The remaining $15,000 bear interest at 20% per year and are payable to two investors. The Company needs to raise additional capital in order to satisfy these obligations.

     The Company believes its existing cash and cash from operations will enable it to satisfy its cash requirements for the next 60 days. Therefore, the Company will be required to obtain additional financing to implement its business plan. The Company is exploring a variety of financing alternatives in order to fund implementation of its business plan, and presently intends to raise additional capital through public or private sales of equity and/or debt securities. However, the Company has not entered into any arrangements with respect to such financings, and cannot be certain that it will be able to find such additional financing on reasonable terms, or at all. If the Company is unable to secure such financing when needed, the Company may be unable to expand, respond to competitive pressures, increase and diversify its product offerings, maintain adequate inventory, increase its advertising and marketing, implement its e-commerce strategy and otherwise implement its business plan. Additionally, the Company would be required to decrease expenses and modify its business plan based upon the cash available to it.

Item 3.   Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

     The Company's principal executive officer and principal financial officer, based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a -14 (c) of the Securities Exchange Act of
1934) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-QSB, has concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in the rules of the Securities Exchange Act of 1934.

(b)  Changes in internal controls.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect our internal controls subsequent to the date of his evaluation.


                    PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Change in Securities

    (c) During the three months ended October 31, 2002, the Company issued the following unregistered securities:

         . a total of 102,400 of common stock to eight investors for total proceeds of $33,485;

         . 304,950 shares valued at $3,819 to nine individuals for services rendered to the Company; and

         . 10,000 shares valued at $200 were issued as part of the purchase price for assets purchased from by the Company.

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

Item 3.  Default Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

10.1 Promissory Note dated May 31, 2002, by Mr. Roy Productions, Inc. in favor of Howard Zink.

Reports on Form 8-K:  None.




                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      KINGDOM VENTURES, INC.



Dated:   December 20, 2002            By:  /s/ Gene Jackson
                                           Gene Jackson, President
                                           (Principal Executive Officer and
                                           Principal Financial Officer and
                                           Accounting Officer)

             CERTIFICATION BY CHIEF EXECUTIVE OFFICER
               PURSUANT TO 18 U.S.C. SECTION 1350,
                AS ADOPTED PURSUANT TO SECTION 302
                 OF THE SARBANES-OXLEY ACT OF 2002

     I, Gene Jackson, Chief Executive Officer of Kingdom Ventures, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Kingdom Ventures, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 20, 2002           /s/ Gene Jackson
                                  Gene Jackson
                                  President
                                  Kingdom Ventures, Inc.

            CERTIFICATION BY CHIEF FINANCIAL OFFICER
               PURSUANT TO 18 U.S.C. SECTION 1350,
                AS ADOPTED PURSUANT TO SECTION 302
                 OF THE SARBANES-OXLEY ACT OF 2002

I, Gene Jackson, Chief Financial Officer of Kingdom Ventures, Inc., certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Kingdom
Ventures, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 20, 2002               /s/ Gene Jackson
                                       Gene Jackson
                                       Chief Financial Officer
                                       Kingdom Ventures, Inc.

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kingdom Ventures, Inc. (the "Company") on Form 10-QSB for the period ending October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gene Jackson, President of the Company and the officer acting as the Company's principal executive and financial officer, certify, to the best of my knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, based upon a review of the Report, that:

    (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/Gene Jackson
Gene Jackson
President
Kingdom Ventures, Inc.
December 20, 2002