Form 10KSB
period 2003-01-31
KINGDOM VENTURES INC
filed 2003-05-01
CIK 1130951

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended January 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  transition  period  from  ___________  to  __________.

        Commission  File  Number:  000-09322

                             KINGDOM VENTURES, INC.
                 (Name of Small Business Issuer in its Charter)

                  NEVADA                               88-0419183
     (State or Other Jurisdiction of                (I.R.S. Employer
      Incorporation or Organization)               Identification No.)

          1045  STEPHANIE  WAY,  MINDEN,  NV             89423
     (Address  of  Principal  Executive  Offices)      (Zip Code)

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

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended January 31, 2003 totaled $3,194,813.

As of April 25, 2003 the issuer had 17,294,185 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates on April 25, 2003, was approximately $11,033,781.

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]

                             Kingdom Ventures, Inc.
                          Annual Report on Form 10-KSB

                                TABLE OF CONTENTS

                                     PART I.


ITEM 1.    DESCRIPTION OF BUSINESS                                1

ITEM 2.    DESCRIPTION OF PROPERTIES                              6

ITEM 3.    LEGAL PROCEEDINGS                                      6

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    7

                                    PART II.

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS                                                7

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
           OPERATION                                              8

ITEM 7.    FINANCIAL STATEMENTS                                  11

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES                  11

                                    PART III.

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
           EXCHANGE ACT                                          12

ITEM 10.   EXECUTIVE COMPENSATION                                14

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT                                            15

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS        16

                           Forward-Looking Statements
                           --------------------------

     Some of the statements contained in this Form 10-KSB for Kingdom Ventures, Inc. discuss future expectations, contain projections of results of operation or financial condition or state other forward-looking information. They often include words such as believe, expect, anticipate, intend or plan or words with similar meaning or conditional verbs such as will, would, should or may. Kingdom Ventures, Inc. wishes to caution readers not to place undue reliance on any forward-looking statements as these statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

acts or threats of war, terrorism and the effects of such acts or threats on the Company, its employees, debtors, customers and vendors as well as the local economy;

     the success or failure of management's efforts to implement their business strategy;

     the ability to raise sufficient capital to meet operating requirements;

     the uncertainty of consumer demand for Kingdom Venture's products;

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

     Kingdom Ventures, Inc. does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for Kingdom Venture's ongoing obligation to disclose material information as required by the federal securities laws.

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

General
-------

     Kingdom Ventures, Inc. ("we," "us," "KDMV," or the "Company"), is a Nevada corporation which was organized on March 17, 1999. Our principal office is located at 1045 Stephanie Way, Minden, Nevada 89423. We operate websites at www.kdmvcorp.com, www.iexalt.com, www.yahwear.com, www.kingdomgifts.net,
----------------   --------------   ---------------   --------------------
www.mrroys.com, www.sierracandles.com, and our two primary e-commerce website at
--------------  ---------------------
www.iexaltmall.com  and  www.xtremenotebooks.com,  (collectively,  the  "KV
------------------       -----------------------
Websites").

     Kingdom Ventures is a church development company helping churches and their people to grow. Kingdom Ventures also provides life-impacting products to the faith community. Our product activities are largely in three areas: Gifts & Apparel, Technology & Partnerships, and Media & Marketing. In our Kingdom Gifts line, we sell and distribute high quality Christian inspirational toys, gifts and other products that are designed to teach the Bible, shape values and enhance character development in children. We distribute "Toys that Teach"(TM), consisting primarily of Bible character bears, books, music, and other related products.

     Our Apparel line features "Yahwear", a line of Christian clothing sold in e-commerce, direct mail, and at Christian music festivals. We also sell a complete line of casual and semi-formal apparel through our Mr. Roys production facility in Northern Nevada.

     Our Xtreme Notebooks subsidiary provides laptops, projectors, screens, Tablet PC's and other products that enable users to become more effective in their business and mission pursuits. In addition, our Bible software provides an effective tool for churches and schools to utilize as a fundraising mechanism.

     Our existing distribution outlets include Christian bookstores and other retail outlets, fundraisers for schools and organizations, direct "network" marketing through parties and e-commerce over the Internet. We are pursuing additional distribution outlets including secular retail stores for selected Kingdom Ventures products.

Overview
--------

     Kingdom Ventures, Inc. is a church development company helping churches and their people grow. There are approximately 400,000 Protestant churches in the U.S. alone. 94% of them have fewer than 1,000 active members, and therefore limited financial resources to effectively manage the business side of their operations.

     Our goal is to become the driving force behind the growth of these organizations. We lend our management, business development and fundraising expertise to them, positioning ourselves as a church development company. We can help faith-based organizations streamline their operations, raise additional money through various fund-raising activities or simply provide technological solutions that transform small and medium-sized churches into state-of-the-art presentation centers. We help churches focus on their core mission - building the people of God - by focusing on our core business: helping churches and their people grow.

History
-------

     Kingdom Ventures, Inc. was organized and incorporated under the laws of the State of Nevada on March 17, 1999 as Legends of the Faith, Inc. ("Legends"), and commenced business operations on May 1, 1999. Our founder and CEO, Gene Jackson, has more than 20 years experience in the printing, advertising, and non-profit ministry arenas. Kingdom Ventures (then known as Legends of the Faith) voluntarily became subject to the filing requirements of the Securities and Exchange Commission on April 1, 2001.

     In February 2002, we acquired a majority interest in Xtreme Notebooks, Inc. Xtreme utilizes the same business model that has made Dell Computers the leading computer retailer in the country. Xtreme sells laptop computers, tablet-PCs and projection equipment to the Christian and technical community through its online e-commerce site. Xtreme Notebooks has already become the second largest reseller of Motion Computing's revolutionary Tablet-PC.

     In June of 2002, we also acquired Mr. Roy Productions, a Nevada-based silkscreen and embroidery company with a 14-year track record in the industry. This has strengthened our Yahwear religious apparel line as we can now manufacture clothes in-house. The acquisition has also enabled us to perform custom work for schools, churches and other non-profit organization.

     In July of 2002, the company changed its name to Kingdom Ventures, Inc. to better represent the nature of its evolving business as a church and people development company.

Subsequent  Events
------------------

     Subsequent to the closure of our fiscal year 2002 audit period, Kingdom Ventures consummated a transaction with Iexalt, Inc. (www.iexalt.com and
                                                             --------------
www.prayerweb.com),  whereby Kingdom Ventures has purchased all the intellectual
-----------------
property and online media assets of Iexalt including websites, and website name registrations. The purchase of Iexalt assets will allow Kingdom Ventures to substantially improve its Media & Marketing activities and our Internet presence by providing current and future subscribers with the premier Christian portal of the 21st century.

     Subsequent to the closure of our fiscal year 2002 audit period, Kingdom Ventures entered into a business development consulting agreement with Resource Capital Management. Our Board of Directors also approved the creation of a Stock Incentive Plan for compensation of Business Development Consultants. Approximately 8,100,000 warrants were issued for the consulting services at below or near the market price at the time of the issuance. If all of the warrants were exercised, Kingdom Ventures would realize in excess of $1.5 million dollars in cash.

     Subsequent to the closure of our fiscal year 2002 audit period, our Board of Directors and the holders of a majority of our outstanding shares approved a change to our Articles of Incorporation to permit us to issue different classes or series of common stock. After approval of the amendment, the Board of Directors created a class of Series B Common Stock and declared a dividend of two shares of Series B Common Stock for each outstanding share of Common Stock as of February 7, 2003. The shares of Series B Common Stock will be distributed in May of 2003.

     Subsequent to the closure of our fiscal year 2002 audit period, we had a change on our Board of Directors. John Howell left our employ and service on the Board of Directors to pursue other ventures. The Company owes Mr. Howell deferred compensation in the amount of $34,100 and an additional note payable in the amount of $56,000. In addition, the Company will be issuing an additional 75,000 shares of restricted stock to Mr. Howell to add to the 100,000 shares that he has already received upon commencement of his employment with the Company. The Board may present additional nominees for Board service at our annual meeting on July 31, 2003.

     Subsequent to the closure of our fiscal year 2002 audit period, the company has initiated a series of partnerships and online initiatives designed to strengthen our future as a church development company. These initiatives include partnerships in church financing with Security Pacific Church Finance, Internet filtering with Bsafe online, facilitating donating of cars to non-profit organizations (our UCAN initiative), Christian media and communications (Christian Times and Christian Artists & Speakers Bureau). The company also announced the retention of Focus Partners as its Investor Relations/Public Relations firm. Each of the above initiatives were released in public media and may be viewed at www.kdmvcorp.com
                                         ----------------

Industry  Background;  Market  for  Religious  Products
-------------------------------------------------------

     The Company believes that the market for faith-based products is expanding as parents and other family members increasingly search for tools to teach their children Christian values and develop character. Christian filter contents for the Internet, curricula for value development and creative media usage are all indicators of the hunger that exists in the general population for inspirational gift products, apparel that makes a statement, and tools and technology to help strengthen faith. We believe we can reach this expanding market through each of our four primary distribution channels.

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

Competition
-----------

     Kingdom Ventures product areas (gifts, apparel, technology, media and marketing) have significant competition with major vendors. Amazon.com, Bn.com, christianbooks.com and a host of other websites allow people to purchase gift products online. Our local production facility, Mr. Roy Productions, has five major competitors in our local area. Our Yahwear brand of apparel has several competitors at each of the music festivals it participates in. Xtreme Notebooks is one of several hundred e-commerce vendors for technology equipment. At the same time, we know that there are many companies that provide fundraising tools for churches and private schools.

     We believe that where Kingdom Ventures is unique is in the family of products we provide. In addition, we have sought to develop strategic relationships that help to vertically integrate our company across a broad spectrum. A local church or private school can come to us for their technology needs, their fundraising needs, and their institutional identity needs. Our competition is substantial and, in some cases, substantially better funded than we are. Our ability to develop relationships that are based on trust and sustained with excellent service will determine, in large part, our ability to successfully execute our business plan.

     We intend to compete by offering media to our constituency that serves their specific needs. Once we have provided media that serves, we will passively sell to our constituency through our media, and then supply them with products to meet their technology, gift, or apparel needs. We intend to attract visitors and potential customers to the KV Websites by offering special content and information of interest to buyers of faith-based products. We also intend to offer other popular Christian inspirational products through strategic relationships with fulfillment vendors and through affiliate programs that will allow us to offer the inventory of other on line retailers to our visitors and to receive a fee for transactions originated on our KV Websites. Our ability to attract, cultivate, and develop our affinity market community is a key to our long-term success against our competition.

Intellectual  Property
----------------------

     We own or have rights to United States trademark registrations and applications that are intended to protect our rights to certain words and/or symbols representing the goodwill of our Company in connection with the sale of our goods. In particular, we have secured or applied for trademark protection for the use of the following marks in connection with our goods:

     LEGENDS OF THE FAITH(R), Registration Number 2,394,270, registered on October 10, 2000 for a series of plush toys that represent biblical characters. The registration is due for renewal on October 10, 2010.

     TOYS THAT TEACH(R), Registration Number 2,574,670, registered on May 28, 2002 for toys, namely, biblical character plush toys, designed for the purpose of teaching biblical values, good morals, and strong character.

     LLJD(TM), Serial Number 75/900109 was published on May 13, 2002 for products and services which contribute to Christian spiritual growth and maturity. We are currently in process of filing a petition in order to revive the application with our statement of use.

Personnel
---------

     At January 31, 2003, we had 21 employees in all divisions. Our office location in Minden, Nevada houses 4 employees; the remainder of our workforce is in our Mr. Roys production facility, Xtreme Notebooks offices, and our warehouse and showroom in Carson City, Nevada. In the future, we expect much of our staffing growth to come from strategic acquisitions where the workforce is already in place. None of our employees are covered by a collective bargaining agreement.

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

ITEM  2.  DESCRIPTION  OF  PROPERTIES

     Kingdom Ventures owns no real property. Our operations are housed in the following locations:

   1)   A 3,500 square foot residential office in Minden, Nevada
   2)   Warehouse space of 7,500 square feet in Carson City, Nevada
   3) A 6,000 square foot production facility for Mr. Roy Productions in Carson City, Nevada
   4)   A 2100 square foot office for Xtreme Productions, Inc. in Minden,
        Nevada
   5)   A 1500 square foot showroom in Carson City, Nevada

     All of the above facilities are leased on an annual basis except the showroom which is subject to a two-year lease. All properties are adequate for their current uses. The Minden residential office is leased at the rate of $3,500 per month from J&J Holdings, Inc. See "Certain Relationships and Related Transactions".

ITEM  3.  LEGAL  PROCEEDINGS

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     There were no matters submitted to our stockholders for vote during the fiscal year ended January 31, 2003. However, under the subsequent events section above, we have detailed an amendment to our articles that was approved by majority stockholder action. Our stockholder actions have been filed with the SEC and may be viewed at www.sec.gov.
                                    -----------

                                    PART II.

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     Kingdom  Ventures  is traded on the Over The Counter Bulletin Board (OTCBB:
KDMV). Kingdom Ventures began to trade on January 13, 2003. Our high and low closing prices, during the period of the last fiscal year in which there was trading (January 13, 2003 to January 31, 2003) is set forth below. The prices reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.


                               High         Low

     2003  Fourth  Quarter     .85          .60

     Our current policy is not to pay cash dividends and to retain future earnings to support growth. Any payment of cash dividends in the future will be dependent upon the amount of funds available. Kingdom Ventures does not anticipate paying any cash dividends in the foreseeable future. However, there are no restrictions in place that would limit or restrict the ability of the Company to pay dividends.

     As of April 25, 2003, there were approximately 500 holders of record of our common stock.

     The following table sets forth certain information relating to equity securities authorized for issuance under compensation plans:

                                         EQUITY  COMPENSATION  PLAN  INFORMATION

                           NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE EXERCISE      NUMBER OF SECURITIES
                             ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING      REMAINING AVAILABLE FOR
                              OUTSTANDING OPTIONS,        OPTIONS, WARRANTS AND       FUTURE ISSUANCE UNDER
                               WARRANTS AND RIGHTS                RIGHTS            EQUITY COMPENSATION PLANS
                                                                                      (EXCLUDING SECURITIES
                                                                                     REFLECTED IN COLUMN (a))
                                       (a)                         (b)                         (c)
-------------------------  ---------------------------  --------------------------  --------------------------
EQUITY COMPENSATION PLANS
  APPROVED BY SECURITY
         HOLDERS                               250,000                         .50                     750,000

EQUITY COMPENSATION PLANS
NOT APPROVED BY SECURITY
         HOLDERS                                     0                           0                           0

-------------------------  ---------------------------  --------------------------  --------------------------
TOTAL                                          250,000                         .50                     750,000

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

General
-------

     For a discussion of the history and development of Kingdom Ventures, Inc., see the "History" discussion in Item 1 of this Form 10-KSB.

Results  of  Operations
-----------------------

     Kingdom Ventures has continued to grow and develop its business model. During the year ended January 31, 2003 ("Fiscal Year 2002"), we reported a loss from ordinary operations of $793,480. Of this total, Kingdom Ventures recognized one-time expense items in the amount of $544,528 relating primarily to deferred compensation and contributions. These results compare to a profit of $89,527 during the year ended January 31, 2002 ("Fiscal Year 2001") which resulted primarily from acquisition costs related to modifying our business model, deferred compensation, consulting, and the costs of becoming a publicly traded company.

Revenues
--------

     Revenues for Fiscal Year 2002 were $3,194,813, compared to $828,248 for Fiscal Year 2001. This increase of $2,366,565, or 386%, is attributable to the increased performance of Xtreme Notebooks and the acquisition of Mr. Roy Productions.

Cost  of  Goods  Sold
---------------------

     Cost of goods sold were $2,456,817 in Fiscal Year 2002 as compared to $164,239 in Fiscal Year 2001, an increase of $2,292,578, or 1500%. The increase in total cost of goods is the direct result of the increase in sales, particularly in the Xtreme Notebooks Division. Our Xtreme Notebooks Division operates with a substantially higher cost of goods sold and lower profit margin, so our cost of goods sold as a percentage of sales for the entire company during Fiscal Year 2002 was 76% compared to 19% in Fiscal Year 2002.

Selling,  General  and  Administrative
--------------------------------------

     Selling expenses were $66,309 in Fiscal Year 2002 as compared to $78,353 in Fiscal Year 2001, a decrease of $12,044, or 16%. This decrease is the result of the strictly limiting telemarketing and direct mail advertising for our retail and fundraising efforts while the Company was in process of refocusing its business model. Now that our business model shift has been accomplished, it is expected that selling expenses will increase in the future. General and administrative expenses were $849,642 in Fiscal Year 2002 as compared to $607,993 in Fiscal Year 2001, an increase of $241,649 or 40%. This increase can be attributed to our expansion of the business infrastructure with our two major acquisitions, the cost of the acquisition process itself, and the retention of higher compensated employees to make the respective divisions perform in our modified business model.

Liquidity  and  Capital  Resources
----------------------------------

     As of January 31, 2003, our liquid assets were $63,655, compared to $15,536 as of January 31, 2002.

     Historically, we have financed our operations through product sales, proceeds from the private placement of common stock, and borrowings from J&J Holdings, Inc., our majority stockholder. During Fiscal Year 2002, we received net loan proceeds of $143,202, from J&J Holdings, Inc. In addition, a portion of our assets and expenses has been paid by the issuance of our common stock (623,850 shares issued for goods and services valued at $457,804) during Fiscal Year 2002. If the revenues from product sales are not sufficient to provide funds for operations, we intend to obtain additional funds through the incurrence of additional indebtedness or the issuance of additional equity securities. There is no assurance that additional lines of credit will be made available to us or that there will be purchasers of for our equity securities.

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

ITEM  7.  FINANCIAL  STATEMENTS

The following financial statements are included herein beginning at pages F-1:

     Consolidated  Balance  Sheet  as  of  January  31,  2003

     Consolidated Statements of Operations for the Twelve Months ended January 31, 2003 and January 31, 2002

     Consolidated Statements of Changes in Stockholders' Equity for the Twelve Months ended January 31, 2003 and January 31, 2002

     Consolidated Statements of Cash Flows for the Twelve Months ended January 31, 2003 and January 31, 2002

     Notes  to  Consolidated  Financial  Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors  and  Officers
------------------------

     All of our directors are elected annually by the stockholders and hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified, unless they sooner resign or cease to be directors in accordance with our Articles of Incorporation. Our executive officers are appointed by and serve at the pleasure of our Board of Directors.

     The  directors  and  executive officers of the Company are set forth below:

Name                             Age           Position        Director Since
-------------------------------  ---  -----------------------  --------------

Gene Jackson                      38   Director, President,              1999
                                      Secretary and Treasurer
Howard Dix                        68         Director                    2001
Don Scheib                        67         Director                    2002

     Gene Jackson.  Mr. Jackson founded the Company in March 1999 and has served
     ------------
as a director and as our President, Secretary and Treasurer since that time. In this capacity, Mr. Jackson's duties include those of a chief executive officer, although he does not carry this title. From April 1992 to June 1998, Mr. Jackson served as President of Carson Valley Printing, Inc., a large commercial printer. From June 1998 to March 1999, Mr. Jackson was an independent printing industry consultant. During that time he also started American Sports Marketing, Inc., which sold plush bears named for famous athletes. From September 1995 to 1998, he also served as Vice President of Apostles Publishing Company, specializing in Bible curriculum for children, which was sold to Standard Publishing, a division of Standex, a publicly traded company, during his term as Vice President.

     Howard N.  Dix.  Mr. Dix was appointed to our Board in January 2001.  Since
     --------------
1998, Mr. Dix has managed his own investments. From 1994 to 1998, Mr. Dix was founder, Director, President and Chief Operating Officer of Apostles Publishing Company, Inc., a Christian publishing company. Prior to founding Apostles Publishing Company, Mr. Dix was Contract Administrator and Manager of Data Processing for the County of Orange, California. An Alumnus of the University of Kansas at Lawrence, Mr. Dix did his graduate work in corporate management. Mr. Dix has a Bachelors of Science degree in Accounting and Marketing from Pittsburg State University in Pittsburg, Kansas.

     Don  Scheib.  Mr.  Scheib  was appointed to our Board in January 2002.  Mr.
     -----------
Scheib worked for Earl Scheib's Auto Body & Paint, the auto paint business started by his father in 1937, for most of his professional life. He started as a Trainee Manager and after a year became a Shop Manager. Over the next 30+ years, he worked his way through different supervisory positions as the company moved him around the country. He trained management and supervisory personnel and opened new locations for the company in Canada, England, Germany and the United States. In the early 1970's he was promoted to one of three Vice Presidents of the company and also became a director. Mr. Scheib later went on to become President, Chief Executive Officer and Chairman of the Board of Directors. After serving the company for three years as Chairman, Mr. Scheib retired and continues as a consultant to the company.

Key  Personnel
--------------

     Bob  Vibe.   Bob  Vibe joined the Management team of Kingdom Ventures, Inc.
     ---------
in March of 2003 to manage Inspirational Gifts, Yahwear and Mr. Roy Productions. Mr. Vibe will also develop a custom products line to sell in conjunction with the custom apparel line. Mr. Vibe received his degree in Business
Administration and completed several MBA classes before becoming an owner-operator of an upscale grocery store in California for over 20 years. In 1996 Mr. Vibe sold his business in California and accepted a position as Sales Manager with Northern Nevada Wholesaler of Tourist apparel and Souvenirs. In just over five years Mr. Vibe was able to increase revenue from $3 Million to $9 Million before leaving to come to Kingdom Ventures.

     Jim  Sawyer.  Mr. Sawyer joined Kingdom Ventures in March 1999 as our Sales
     -----------
Manager and was promoted to General Manager in October 1999. Mr. Sawyer started First General Services, Inc., an insurance repair construction company, in 1986 and served as its President/CEO until he sold his company in 1992. Mr. Sawyer joined Premium Fundraisers in Reno, Nevada, and became General Fund Raising Manager in 1998, where he continued until joining Kingdom Ventures as our Sales Manager in 1999. Mr. Sawyer is 47 years of age.

     Deborah Harrison.  Ms. Harrison joined Kingdom Ventures in January of 2002.
     ----------------
She serves as the Company's Administrative Manager and, as such, oversees our administrative operations. Prior to joining us, she worked for the Greater Nevada Credit Union from February of 2001 through December of 2001. Prior to that, Ms. Harrison was a Client Relationship Officer with Santa Barbara Bank & Trust from February of 1995 through October of 2000. Prior to that, she was a Personal Banker for the Bank of A. Levy from May of 1981 through February of 1995. Ms. Harrison is 42 years of age.

     No directors, executive officers, nominees, or control persons have been an officer or general partner of an enterprise that filed bankruptcy within the last two years; convicted of or subject to a pending criminal violation (other than traffic violations); subject to any order permanently or temporarily enjoining, them from any type of business; or found to have violated a federal or state securities or commodities law.

ITEM  10.  EXECUTIVE  COMPENSATION

     The following table sets forth compensation information for our Chief Executive Officer for the fiscal years ended January 31, 2003 and 2002.

                                   SUMMARY OF COMPENSATION

                                                                       LONG-TERM
                                           ANNUAL COMPENSATION       COMPENSATION
                                     -----------------------------  ---------------
                                                                     OTHER             ALL
                                                                    ANNUAL            OTHER
        NAME AND         YEAR ENDED                      COMPEN-    OPTIONS   LTIP   COMPEN-
   PRINCIPAL POSITION    JANUARY 31   SALARY    BONUS   SATION(1)   GRANTED  PAYOUT  SATION
-----------------------  ----------  --------  -------  ----------  -------  ------  ------
Gene Jackson,
Chief Executive Officer        2003  $100,000      -0-  $  250,000      -0-     -0-     -0-
                               2002       -0-      -0-         -0-      -0-     -0-     -0-

1)  Mr.  Jackson  was  granted $250,000 of deferred compensation in January of 2003 for his previous  3  years  service  without  salary.  This amount has been booked as an expense in
Fiscal  Year  2002  and  is  recorded  as  a  liability  on  the  books  of  the  Company.

     To date, we have paid no cash compensation to our directors for their services as directors. We have no standard arrangements to pay any such compensation to our directors in their capacity as directors, other than reimbursement for expenses incurred in connection with their services as directors.

     On February 1, 2002 we granted options to our Board of Directors (100,000 options to Jackson, Howell, and Dix, 50,000 options to Scheib). All of the above options expired on January 31, 2003 and were not exercised. In March of 2003, subsequent to our FY2002 audit, we granted options to Directors Jackson and Dix for 100,000 shares at .50 and to Scheib for 50,000 options at .50. These new options expire on March 4, 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 1, 2003 by: (i) each person known to us to own more than five percent (5%) of any class of our voting securities; (ii) each of our executive officers and directors; and (iii) all our directors and officers as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown. Unless otherwise noted in the table below, each executive officer and director can be contacted at our principal offices.

                                                     SHARES BENEFICIALLY OWNED
NAME AND ADDRESS OF BENEFICIAL OWNER                 PERCENT(2)   NUMBER(1)
J&J Holdings, Inc.(3)
Box 275, Genoa, NV 89411                                    27%    4,595,928

Gene Jackson, Director and Chief Executive Officer          28%  4,695,928(4)

Howard Dix, Director                                         2%    232,500(5)

Don Scheib, Director                                         *     106,000(6)



All Directors and Executive Officers as a Group
(3 persons)                                                 30%    5,034,428

---------------
*    Less  than  one  percent.

(1) The number of shares shown includes outstanding shares owned as of April 25, 2003, by each person indicated plus the number of shares that such person could acquire within 60 days.

(2) Based on 17,294,185 shares outstanding as of April 25, 2003 plus as to each individual, the number of shares that such individual could acquire within 60 days.

(3) Fifty percent of the capital stock of J&J Holdings, Inc. is owned by John and Pamela Jackson and their minor children. John Jackson is the brother of Gene Jackson, our President, Secretary and Treasurer and one of our directors. The other 50% of the capital stock of J&J Holdings, Inc. is owned by Barbara Jackson and her minor children. Barbara Jackson is the spouse of Gene Jackson.

(4) Includes shares owned of record by J&J Holdings, Inc. and 100,000 options received for serving as a Director of the Company. Gene Jackson's spouse and minor children collectively own 50% of the outstanding capital stock of J&J Holdings, Inc. and by virtue of such stock ownership may be deemed to share the power to vote or direct the vote of, and to share the power to dispose or direct the disposition of, those shares of our common stock. Gene Jackson disclaims beneficial ownership of the shares of common stock held by J&J Holdings, Inc.

(5) Includes 100,000 shares of common stock subject to options exercisable within 60 days of April 25, 2003.

(6) Includes 50,000 shares of common stock subject to options exercisable within 60 days of April 1, 2003.

Section  16(a)  Beneficial  Ownership  Reporting  Compliance
------------------------------------------------------------

     Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own beneficially more than ten percent (10%) of any class of equity security to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company and any written representations from reporting persons, the Company believes that the directors, executive officers, and greater than ten percent (10%) beneficial owners were current with applicable filings required during the fiscal year ended January 31, 2003 with no exceptions.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     We have entered into the following agreements with J&J Holdings, Inc., our majority stockholder, all of which were on terms at least as favorable us as could have obtained from an unrelated third person. J&J Holdings, Inc. is owned by Barbara Jackson (spouse of our President Gene Jackson) and their children (collectively as to 50%) and by John and Pamela Jackson (brother and sister-in-law of our President Gene Jackson) and their children (collectively as to the remaining 50%).

     In  March  of  2002,  we  entered  into  a  lease  for the property at 1045
     Stephanie Way in Minden, Nevada to house our corporate offices and administrative staff. Our lease is an annual lease calling for payments of $3,500 per month.

     From March 2000 to March 2001, we leased approximately 6,000 square feet for use as a combined distribution, warehouse, corporate office and customer service facility in Minden, Nevada. The rent for these combined facilities was $5,000 per month.

     On January 31, 2003, the Company was indebted to J&J Holdings, Inc. in the amount of $246,777.65 as evidenced by an unsecured promissory note bearing interest at the rate of 7% per annum.

     On  January  31,  2003,  J  &  J  Holdings,  Inc.  exchanged the balance of
     $246,777.65  promissory  note for Series A Preferred Shares of the Company.

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

     The Company has borrowed money from John Howell, a former employee and Director, during the Fiscal Year 2002. The total of borrowed funds was $58,800. In addition, Mr. Howell has $35,000 of deferred compensation due to him from Fiscal Year 2002. Both of those amounts are reflected in the Balance Sheets under the Notes Payable section. These amounts will be repaid during Fiscal Year 2003 along with an additional 75,000 shares of restricted stock in addition to the 100,000 shares of restricted stock that Mr. Howell received upon the commencement of employment with the Company.

     The Board of Directors has affirmed Deferred Compensation due to John Jackson for $100,000 for services rendered over the past 3 years.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits

EXHIBIT  NO.                         DESCRIPTION

Exhibit 2.1 Stock Exchange Agreement by and among Kingdom Ventures, Inc., Steve Nichols and Jeff Dudley (Xtreme Notebooks, Inc.) dated April 12, 2002.*

Exhibit 2.2 Asset Purchase Agreement by and among Kingdom Ventures, Inc. and iExalt, Inc. dated February 3, 2003.*****

Exhibit 3.1 Amended and Restated Articles of Incorporation of Legends of the Faith, Inc.**

Exhibit  3.2   Bylaws  of  Kingdom  Ventures,  Inc.**

Exhibit 3.3 Amendment to the Amended and Restated Articles of Incorporation of Legends of the Faith, Inc.*****

Exhibit 3.4 Amendment to the Amended and Restated Articles of Incorporation of Kingdom Ventures, Inc.*****

Exhibit 4.1 Certificate of Designations of Limitations, Preferences, and Relative Rights of the Series B Common Stock.*****

Exhibit 10.1 Real Estate Lease Agreement by and between Legends of the Faith, Inc. and J&J Holdings, Inc. dated March 1, 2000.**

Exhibit 10.2 Unsecured Promissory Note by Kingdom Ventures, Inc. in the principal amount of $53,750 in favor of Howard Dix dated January 31, 2001.**

Exhibit 10.3 Unsecured Promissory Note by Kingdom Ventures, Inc. in the principal amount of $246,777.65 in favor of J&J Holdings, Inc. dated January 31, 2003.*****

Exhibit 10.4 Real Estate Lease Agreement by and between Legends of the Faith, Inc. and Archeion Nevada LLC dated February 24, 2001.**

Exhibit 10.5 Real Estate Lease Agreement by and between Kingdom Ventures, Inc. and J&J Holdings, Inc. dated March 15, 2002.***

Exhibit  10.6  2003  Stock  Compensation  Plan.****

Exhibit 10.7 Exchange Agreement between J&J Holdings, Inc. and Kingdom Ventures, Inc., dated as of February 3, 2003.*****
________________

          * Incorporated by reference from the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2002.

         ** Incorporated by reference from the Company's Registration Statement on Form 10-SB, as amended (Registration No. 000-32273).

        *** Incorporated by reference from the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on May 13, 2002.

       **** Incorporated by reference from the Company's Registration Statement on Form S-8 (Registration No. 333-103031).

      *****    Filed  herewith.

     (b)  Reports  on  Form  8-K

     The Company did not file any current reports on Form 8-K during the Company's fourth fiscal quarter ended January 31, 2002.

ITEM  14.  CONTROLS  AND  PROCEDURES.

     The Chief Executive Officer has reviewed the disclosure controls and procedures relating to the Company within the 90 days preceding this report and concluded that such controls and procedures are effective to make known to us all material information about the financial and operational activities of the Company. There were no deficiencies identified in such controls or procedures and there have been no changes in such controls and procedures since our evaluation that could significantly affect their effectiveness.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             KINGDOM  VENTURES,  INC.

DATE:  April  30,  2003                               /s/  Gene  Jackson
                                               Name:  Gene  Jackson
                                               (Principal Executive, Financial &
                                               Accounting Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


Signature                              Title                    Date
---------                              -----                    ----

/S/  Gene  Jackson       President, Chief Executive Officer,    April  30,  2003
Gene  Jackson            Secretary/Treasurer,  Chief
                         Financial  Officer  and  Director

/S/  Howard  Dix         Director                               April  30,  2003
Howard  Dix

/S/  Don  Scheib         Director                               April  30,  2003
Don  Scheib

                                 CERTIFICATIONS

     I, Gene Jackson, the Chief Executive Officer and Chief Financial Officer of Kingdom Ventures, Inc., certify that:

     1. I have reviewed this annual report on Form 10-KSB of Kingdom Ventures, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     April 30, 2003

/s/       Gene  Jackson
          Name:  Gene  Jackson
          Title: President, Treasurer and Secretary

                        WRINKLE, GARDNER & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                           211 E. Parkwood, Suite 100
                            Friendswood, Texas 77546
                                 (281) 992-2200

                         Report of Independent Auditors
                         ------------------------------

Board  of  Directors
Kingdom Ventures, Inc. (formerly Legends of the Faith, Inc.)

We have audited the accompanying consolidated balance sheet of Kingdom Ventures, Inc. (formerly Legends of the Faith, Inc.) (a Nevada corporation) and subsidiaries as of January 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. We have also audited the statements of operations, changes in stockholders' equity, and cash flows for the year ended January 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U. S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kingdom Ventures, Inc. (formerly Legends of the Faith, Inc.) and subsidiaries as of January 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the 2002 financial statements present fairly, in all material respects, the results of Kingdom Ventures, Inc. operations and its cash flows for the year then ended in conformity with U. S. generally accepted accounting principles.

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

WRINKLE, GARDNER & COMPANY, P. C.

Friendswood, Texas
April 25, 2003

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                          NUMBER
                                                                          ------

REPORT OF INDEPENDENT AUDITORS                                               F-1

AUDITED  FINANCIAL  STATEMENTS:

CONSOLIDATED BALANCE SHEET                                                   F-2
CONSOLIDATED STATEMENTS OF OPERATIONS                                        F-3
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                   F-4
CONSOLIDATED STATEMENTS OF CASH FLOWS                                        F-5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   F-6

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
CONSOLIDATED BALANCE SHEET
JANUARY 31, 2003


ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                       $    63,655
  Accounts receivable, trade                                           25,848
  Inventory                                                           231,333
                                                                  ------------
                  Total current assets                                320,836

PROPERTY AND EQUIPMENT, AT COST
  Equipment                                                           133,271
  Office furniture and fixtures                                        11,375
  Leasehold improvements                                                9,504
  Less: Accumulated depreciation                                      (27,915)
                                                                  ------------
                                                                      126,235

OTHER ASSETS                                                          506,386
                                                                  ------------
                      Total assets                                $   953,457
                                                                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                           $   478,500
  Due to related parties                                               56,318
  Notes payable                                                       428,750
                                                                  ------------
                 Total current liabilities                            963,568

MINORITY INTEREST                                                      22,323

STOCKHOLDERS' DEFICIT
  Series A preferred stock, $.001 par value, 1,233,888 shares
      authorized, issued and outstanding                              246,778
  Common stock, $.001 par value, 100,000,000 shares authorized,
      12,500,000 shares issued and 10,714,490 shares outstanding       25,000
  Additional paid in capital                                        1,445,048
  Accumulated deficit                                              (1,673,076)
  Less: treasury stock (1,785,510 shares) at cost                     (76,184)
                                                                  ------------
               Total stockholders' deficit                            (32,434)
                                                                  ------------
       Total liabilities and stockholders' deficit                $   953,457
                                                                  ============

See accompanying summary of accounting policies and notes financial statements.

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             FOR THE YEAR ENDED
                                                                 JANUARY 31
                                                          2003                2002
                                                    -----------------  ------------------
Revenue:
  Product sales - apparel and gifts                 $        501,803   $         828,248
  Product sales - tools and technology                     2,692,373                   0
  Other revenue                                                  637                   0
                                                    -----------------  ------------------
                                                           3,194,813             828,248

Cost of goods sold:
  Product sales - apparel and gifts                          181,452             164,239
  Product sales - tools and technology                     2,275,365                   0
                                                    -----------------  ------------------
                                                           2,456,817             164,239

Operating expenses:
  Selling                                                     66,309              78,353
  General and administrative                                 849,642             607,993
  Depreciation expense                                        12,112               7,335
  Amortization expense                                             0              10,544
                                                    -----------------  ------------------
             Total operating expenses                        928,063             704,225
                                                    -----------------  ------------------

Other income (expense):
  Recovery of bad debts                                            0              15,042
  Interest expense                                           (28,578)            (18,761)
  Contributions                                              (84,578)                  0
  Deferred compensation / consulting                        (459,950)                  0
  Public corporation expense                                  (7,984)                  0
  Consulting services revenue                                      0              25,000
  Loss on sale of equipment                                        0                   0
  Sale of inventory previously written off                         0             108,462
                                                    -----------------  ------------------
          Total other income (expense)                      (581,090)            129,743
                                                    -----------------  ------------------
    Net income (loss) before minority interest              (771,157)             89,527

  Minority interest                                          (22,323)                  0
                                                    -----------------  ------------------
               Net income (loss)                    $       (793,480)  $          89,527
                                                    =================  ==================

Net income (loss) per share -
  basic and diluted                                 $          (0.08)  $            0.01
                                                    =================  ==================

Weighted average common shares, basic and diluted         10,394,986          10,020,672

See accompanying summary of accounting policies and notes financial statements.

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                               Series A
                                                            Preferred Stock            Common Stock         Treasury Stock
                                                      ---------------------------  --------------------  -----------------------
                                                         Shares        Amount        Shares     Amount    Shares       Amount
                                                      --------------------------------------------------------------------------
BALANCE, JANUARY 31, 2001                                       -   $          -   25,000,000  $ 25,000  5,148,560  $  (107,611)
  Sale of treasury stock                                                                                  (329,840)       4,760
  Write-off of receivable for sale of treasury stock
  Net income for year ended January 31, 2002
                                                      --------------------------------------------------------------------------
BALANCE, JANUARY 31, 2002                                       -              -   25,000,000    25,000  4,818,720     (102,851)
  Effect of 1:2 reverse stock split                                               (12,500,000)          (2,409,360)
  Issuance of preferred stock                           1,233,888        246,778
  Issuance of treasury stock                                                                   (623,850)    26,667      431,137
  Net loss for year ended January 31, 2003
                                                      --------------------------------------------------------------------------
BALANCE, JANUARY 31, 2003                               1,233,888   $    246,778   12,500,000    25,000  1,785,510  $   (76,184)
                                                      ==========================================================================


                                                       Additional    Receivable
                                                        Paid-in         from         Accumulated
                                                        Capital      Shareholder       Deficit          TOTAL
                                                      ------------------------------------------------------------
BALANCE, JANUARY 31, 2001                             $  1,059,171  $   (100,000)  $     (969,123)  $     (92,563)
  Sale of treasury stock                                    54,740                                         59,500
  Write-off of receivable for sale of treasury stock      (100,000)      100,000                                -
  Net income for year ended January 31, 2002                                               89,527          89,527
                                                      ------------------------------------------------------------
BALANCE, JANUARY 31, 2002                                1,013,911             0         (879,596)         56,464
  Effect of 1:2 reverse stock split
  Issuance of preferred stock                                                                             246,778
  Issuance of treasury stock                                                                              457,804
  Net loss for year ended January 31, 2003                                               (793,480)       (793,480)
                                                      ------------------------------------------------------------
BALANCE, JANUARY 31, 2003                             $  1,445,048  $          0   $   (1,673,076)  $     (32,434)
                                                      ============================================================

See accompanying summary of accounting policies and notes financial statements.

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          FOR THE YEAR ENDED
                                                              JANUARY 31
                                                           2003        2002
                                                        ----------  ----------
OPERATING ACTIVITIES
  Net income (loss)                                     $(793,480)  $  89,527
  Adjustments to reconcile net (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                        12,112      17,879
      Reissuance of treasury stock for services            90,471      59,500
      Provision for bad debts                               5,324           0
    Changes in operating assets and liabilities:
      Accounts receivable                                  16,059    (181,937)
      Inventory                                            (6,784)    (98,246)
      Other assets                                        (12,761)      1,239
      Accounts payable and accrued liabilities            350,031      (9,038)
                                                        ----------  ----------
  NET CASH (USED IN) OPERATING ACTIVITIES                (339,028)   (121,076)

INVESTING ACTIVITIES
  Capital expenditures                                    (87,156)    (14,387)
  Related parties                                         165,960           0
                                                        ----------  ----------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      78,804     (14,387)

FINANCING ACTIVITIES
  Related parties                                          56,318           0
  Minority interest                                        22,323           0
  Proceeds from reissuance of treasury stock              133,000           0
  Proceeds from notes payable                             820,456     592,452
  Principal payments on notes payable                    (723,754)   (449,250)
                                                        ----------  ----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES               308,344     143,202
                                                        ----------  ----------
      INCREASE IN CASH AND CASH EQUIVALENTS                48,119       7,739
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             15,536       7,797
                                                        ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                $  63,655   $  15,536
                                                        ==========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                $     250   $     282
  Reissuance of treasury stock for goods and services      90,471      59,500

See accompanying summary of accounting policies and notes financial statements.

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2003


1.  BUSINESS AND CONSOLIDATION

Kingdom Ventures, Inc. (formerly Legends of the Faith, Inc.) (the "Company") was incorporated in the State of Nevada on March 17, 1999. The Company specializes in the marketing and selling of high quality Christian inspirational toys, gifts and other products designed to teach the Bible, shape values, and enhance character development in children. The Company currently distributes "Toys that Teach"TM, consisting primarily of Bible character bears, religious apparel, books, music, and other related products. On February 1, 2002, the Company purchased two-thirds of the outstanding common stock of Xtreme Notebooks, Inc., whose primary products include notebook computers, projection equipment, and tablet PC's, for $50,000 and 250,000 shares of common stock. These products are sold primarily to the Christian community via the internet. Through its purchase of Mr. Roy Productions in June 2002 for $250,000 and its Yahwear Clothing Company division (Yahwear), the Company also provides high-quality apparel for the Christian marketplace. The clothing line includes business casual, t-shirts, hats, visors and jackets. Yahwear clothing is sold at major Christian music festivals across the United States, on the internet, and in various non-profit fundraising events. Subsequent to year end, the Company announced a new business initiative which aims to help faith-based organizations streamline their operations, raise additional money through various fund-raising activities, and provide technological solutions that transform small and medium-sized churches into state-of-the-art presentation centers.

The accompanying financial statements for fiscal 2003 include the accounts of the Company and its subsidiaries. All significant intercompany transactions and account balances have been eliminated. Certain amounts in the prior years have been reclassified to conform to the fiscal 2003 presentation. Such reclassifications had no effect on previously reported net earnings. The fiscal 2002 financial statements reflect the results of operations and cash flows on an unconsolidated basis and, therefore, include only the accounts of the Company.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, sales, and expenses. Actual results could differ from the estimates used.

Earnings of acquisitions recorded as purchases are included in the Company's results of operations from the date of acquisition.

CASH FLOW INFORMATION

For cash flow purposes, cash includes cash equivalents such as time deposits, certificates of deposit, short-term investments and all highly liquid instruments with original maturities of three months or less.

FAIR VALUE OF FINANCIAL  INSTRUMENTS

The carrying amounts of the Company's accounts receivable, accounts payable and notes payable approximate their fair values due to the short-term maturities of these instruments.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Management has determined that no allowance for doubtful accounts is necessary as of January 31, 2003 or 2002.

INVENTORIES


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

          Leasehold improvements                                        10 years
          Equipment                                                     10 years
          Furniture and fixtures                                         7 years

GOODWILL AND INTANGIBLES

Goodwill and intangibles represent the excess of cost over the fair value of tangible net assets acquired. Goodwill and intangibles arising from acquisitions initiated on or prior to June 30, 2001 are amortized over 3 years using the straight-line method. Goodwill and intangibles arising from acquisitions initiated after June 30, 2001 are not amortized. See New Accounting Standards for further discussion. The Company reviews goodwill and intangibles to evaluate whether events or changes have occurred that would suggest an impairment of carrying value. The Company assesses the recoverability of these intangibles by determining whether the amortization of these intangibles over their remaining lives can be recovered through undiscounted future net cash flows of the acquired operations. The amount of impairment, if any, is measured by the amount in which the carrying amounts exceed the projected discounted future operating cash flows. Accumulated amortization as of January 31, 2003 and 2002 was $21,086.

ADVERTISING AND PROMOTIONAL EXPENSES

The Company expenses advertising and promotional costs as they are incurred. Advertising and promotional expenses for the periods ended January 31, 2003 and 2002 were $30,659 and $54,705, respectively.

INCOME TAXES

The Company follows the liability method for deferred income taxes as required by the provisions of SFAS No. 109, "Accounting for Income Taxes."

SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in two principal business segments across domestic markets. International sales have been insignificant throughout the history of the Company. There were no transfers between geographic areas. Substantially all of the domestic operating results and identifiable assets are in the United States.

CONCENTRATIONS OF CREDIT RISK

As of January 31, 2003 and 2002, there were no customers that represented a significant percentage of sales or accounts receivable. Concentrations with respect to trade receivables are generally limited due to the Company's large number of customers and their geographic and economic dispersion. Financial instruments that potentially subject the Company to credit risks consist primarily of cash accounts on deposit with banks which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk related to cash or accounts receivable.

TREASURY STOCK

During the years ending January 31, 2003 and 2002, the Company reissued 623,850 and 329,840 shares of treasury stock in noncash transactions for goods and services valued at $457,804 and $59,500, of which $26,667 and $4,760 reduced treasury stock and $431,137 and $54,740 consisted of paid-in capital, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment, at least annually, or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

STOCK BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

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

SHIPPING EXPENSE AND HANDLING EXPENSE

Shipping and handling costs include costs associated with the selection of products and delivery to customers. Included in operating expenses are shipping and handling cost of approximately $13,773 in fiscal 2003, and 2,504 in fiscal 2002.

NEW ACCOUNTING STANDARDS

Effective June 1, 2001, the Company adopted the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). SAB 101 provides guidance related to revenue recognition.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all future business combinations and specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121. The Company has adopted the provisions of SFAS 141 and SFAS 142 as of July 1, 2001. Management has completed its assessment of the impact of SFAS 142 and believes that its goodwill is not impaired.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143") "Accounting for Asset Retirement Obligations" that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 was adopted effective January 1, 2003. The adoption of SFAS 143 had no material impact on the financial position, results of operations or cash flows of the Company.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets to Be Disposed Of." The adoption of SFAS 144 did not have a material effect on the financial position, results of operations or cash flows of the Company.

NET LOSS PER SHARE

Basic loss per share is based on the weighted average number of common shares outstanding during the year. Stock options were not included in the computations because they would have been antidilutive. Effective July 8, 2002, the Board of Directors declared a 1-for-2 reverse stock split. All share and per share data in these financial statements has been restated to reflect the reverse stock split.

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

SEGMENT INFORMATION

In accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", Xtreme is deemed to be a segment of the Company. Accordingly, the following segment disclosures are made for the year ended January 31, 2003:

    Revenues:
       Xtreme                         $2,629,973
       Kingdom Ventures                  564,840
                                      -----------
                              Total   $3,194,813
                                      ===========

    Earnings before minority interest:
       Xtreme                         $   67,308
       Kingdom Ventures                 (838,465)
                                      -----------
                               Total  $ (771,157)
                                      ===========

    Depreciation:
       Xtreme                         $        0
       Kingdom Ventures                   12,112
                                      -----------
                               Total  $   12,112
                                      ===========

    Capital expenditures:
       Xtreme                         $        0
       Kingdom Ventures                   87,156
                                      -----------
                               Total  $   87,156
                                      ===========

    Assets:
       Xtreme                         $   77,028
       Kingdom Ventures                  876,429
                                      -----------
                               Total  $  953,457
                                      ===========

3.  STOCK OPTIONS

The Company has reserved 1,000,000 shares of treasury stock for options. From time to time at the discretion of the Board of Directors, stock options are granted to directors, officers, employees and certain consultants. Options issued expire not more than five years after the grant date. As of January 31, 2002, 775,000 shares were available for options. These options expired on jauary 31, 2003. No compensation expense has been recorded related to these options in accordance with APB No. 25.

In March 2003, options were granted to three Directors totaling 250,000 shares at $.50 per share. These options expire March 4, 2008.

4.  OTHER ASSETS

Other assets consist of the following as of January 31, 2003:

  Intangible asset                 $ 32,000
  Less:  Accumulated amortization   (21,086)
  Security deposit                    1,885
  Goodwill                          493,587
                                   ---------
                                   $506,386
                                   =========

Prior to June 30, 2001, intangible assets were amortized over three years. Amortization expense for the year ended January 31, 2002 was $10,544.

5.   NOTES PAYABLE

                                                                     January 31,
                                                                        2003
                                                                     -----------

Note  payable  to  J  &  J  Holdings,  Inc.,  the  majority
shareholder,  bearing  interest  at 7% per annum, payable no
later  than  January  31,  2003.                                           1,750

Note  payable to a related individual, bearing interest
at  5%  per  annum,  payable no later than December 31,
2002.                                                                     50,250

Note payable to a former employee and Director, bearing
interest  at  5%  per  annum (imputed rate), payable on
demand.                                                                   93,800

Notes payable bearing interest at 2% per month, payable
on  demand.                                                                5,750

Note payable to an individual, bearing interest at 4.5%
per  annum,  payable  no  later  than  May  31,  2003.                   150,000

Six  notes  payable to individual investors in the form
of  convertible  debt,  bearing  interest  at 10% (four
notes)  and 20% (two notes) per annum, payable no later
than  March  31,  2003.  72,200                                           55,000
                                                                     -----------
Four  notes payable to individuals, bearing interest at
10%  per  annum,  payable no later than April 10, 2003.                  428,750
                                                                     ===========

The convertible debt is convertible at the discretion of the lender into common stock of the Company at the rate of $1.00 per share for the principal amount of the debt and accrued interest thereon or 75% of the then current market price of the Company's stock as traded on a public exchange. The option to receive stock in - lieu of cash may be exercised at any time prior to the maturity date of the note upon written notification of the lender's intention to do so. Subsequent to year end, all but $20,000 of the debt was converted into common stock by the lenders.

6.  OPERATING LEASES

The Company leases property and equipment under several operating leases. Terms range from 30 days to three years. Rent expense for the years ended January 31, 2003 and 2002 was $30,066 and $27,118, respectively.

The following is a schedule of future minimum lease payments for operating leases with initial or remaining noncancelable lease terms in excess of one year:

                      2003             $36,000
                      2004              36,000
                      2005              28,000
                                      --------
                                      $100,000
                                      ========

7.   FEDERAL INCOME TAXES

There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions.

Deferred income taxes reflect the net tax affects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:


Deferred tax assets:
   Net operating loss carryforwards                              $     1,673,076
   Valuation allowance for deferred tax assets                       (1,673,076)
                                                                 ---------------
Net deferred tax assets                                          $             0
                                                                 ===============

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The Company had net operating loss carryforwards for federal income tax purposes of approximately $1,673,076 as of January 31, 2003. These carryforwards if not utilized to offset taxable income begin to expire in 2014. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

8.  SERIES A PREFERRED STOCK

Designation  and Number in Series. There shall be a series of preferred stock of
---------------------------------
the Corporation designated the "Series A Preferred Stock" (the "Series A Preferred Stock"), and the number of shares constituting such series shall be 1,233,888 shares, having $.001 par value per share. The Series A Preferred Stock shall, with respect to all preferences, limitations and relative rights hereof be senior to, the common stock of the Corporation, $.001 par value per share (the "Common Stock"), and all shares of preferred stock of the Corporation outstanding on the date of issuance of the Series A Preferred Stock other than the Series A Convertible Preferred Stock.

Dividends and Distributions. The holders of outstanding Series A Preferred Stock
---------------------------
shall not be entitled to receive interest of dividends on the shares of Series A Preferred Stock.

Liquidation.  In  the  event  that  there is (a) any liquidation, dissolution or
-----------
winding up of the corporation of (b) there shall occur an Extraordinary Transaction (as defined in Section 4 hereof) (either, a "Liquidation Event") the holders of shares of the Series A Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders, before any payment shall be made in respect of the Common Stock or any other securities ranking junior to the Series A Preferred Stock, the "Liquidation Value" of the Series A Preferred Stock. For the purposes of this Certificate of Designations, "Liquidation Value" shall mean an amount equal to $.20 per share of Series A Preferred Stock. If the assets of the Corporation shall be insufficient to permit the payment in full to the holders of the Series A Preferred Stock and any stock of the Corporation ranking on parity with the Series A Preferred Stock of all amounts distributable to them under this Section 3 or the corresponding section of the Certificate of Designations establishing such series, then the entire assets of the Corporation available for such distribution shall be distributed ratably among the holders of the Series A Preferred Stock and the stock ranking on parity Series A Preferred Stock in proportion to the full preferential amount each such holder is otherwise entitled to receive.

Notice  of  Extraordinary  Transactions.  In  the  event  of  (I)  a  merger  or
---------------------------------------
consolidation of the Corporation with or into another corporation resulting in more than 50% of the outstanding shares of the surviving corporation's voting stock being owned by a person or persons other than the shareholders of the Corporation as of the date immediately prior to such merger or consolidation;
(ii) a share exchange of voting stock of the Corporation resulting in more than 50% of the outstanding shares of the Corporation's voting stock being owned by a person or persons other than the shareholders of the Corporation as of the date immediately prior to such share exchange; (iii) the sale of voting stock of the Corporation resulting in more than 50% of the outstanding shares of the Corporation's voting stock being owned by a person or persons other than the shareholders of the Corporation s of the date immediately prior to such sale; or
(iv) the sale, transfer or lease of all, or substantially all, of the assets of the corporation (each, an extraordinary Transaction"), the Corporation shall, within ten (10) days after the date the Board of Directors approves such transaction, give each holder of record of the Series A Preferred Stock written notice of the proposed action, including the date on which such action is scheduled to be taken, a description of the stock, cash and property to be received by the holders of shares of Common Stock and Series A Preferred Stock upon consummation of the proposed action and the date of delivery thereof. If any material change in the facts set forth in the notice shall occur, the Corporation shall promptly give written notice to each holder of the Series A Preferred Stock of such material change.

The Corporation shall not consummate any proposed action of the types described in Section 4(a) before the expiration of thirty (30) days after the mailing of the initial notice or ten (10) days after the mailing of any subsequent written notice, whichever is later; provided that nay such 30-day or 10-day period may be shortened upon the written consent of the holders of a majority of the then outstanding shares of the Series A Preferred Stock (the "Majority Holders").

In the event of the Corporation shall propose to take any action of the types described in Sections 3 or 4(a) which will involve the distribution of assets other than cash, the Board of Directors of the Corporation shall make a good faith determination of the value of such assets and give prompt notice thereof to each holder of the Series A Preferred Stock.

Voting.
------
(a) Except as otherwise provided in the Articles of Incorporation of the Corporation (together with any amendments thereto, the "Charter") with respect to separate class votes of the Series A Preferred Stock, the shares of the Series A Preferred Stock shall be voted together with the shares of the Common Stock at any annual or special meeting of stockholders of the Corporation, or the holders of Series A Preferred Stock shall act by written consent together with and in the same manner as the holders of the Common Stock, upon the following basis: each holder of shares of the Series A Preferred Stock shall be entitled to two hundred (200) votes for each share of Series A Preferred Stock held by him or her on the record date fixed for such meeting, or on the effective date of such written consent, or if a record date is set, the close of business on the record date, or the effective date of such written consent.

(b) So long as 10% of the shares of Series A Preferred Stock are outstanding, the Corporation shall not, without first obtaining the approval (by vote or written consent, as provided in the Charter or the bylaws of the Corporation, each as amend, or by applicable law) of the holders of at least a majority of the outstanding shares of Series A Preferred Stock (with the Series A preferred Stock voting on as if converted basis): (i) amend the Corporation's Articles of Incorporation or bylaws;

(ii) authorize or issue, or obligate itself to issue, any other equity security, including any other security convertible into or exercisable for any equity security having a preference over, or being on a parity with, the Series A
Preferred  Stock  with  respect  to  dividends  or  upon  liquidation;

(iii) declare dividends on any share or shares of preferred stock or Common Stock, or repurchase or redeem any share or shares of preferred stock of Common Stock;

(iv) authorize a merger, sale of all of the assets, consolidation, recapitalization or reorganization of the Corporation; or

(v)  authorize  the  issuance  of additional shares of Series A Preferred Stock.


9.  DEFERRED COMPENSATION

The accompanying financial statements for the year ended January 31, 2003 include $350,000 in deferred compensation expense payable to two related individuals. Management intends to pay this amount in the fiscal year ending
January 31, 2004. The related liability is recorded in accounts payable and accrued expenses.

10.  GOING CONCERN

These statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred net losses of $1,673,076 from inception to January 31, 2003.

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

11.  SUBSEQUENT EVENTS

Subsequent  to  January  31,  2003,  the  Company consummated a transaction with
Iexalt,  Inc.  (Iexalt)  (www.Iexalt.com  and  www.prayerweb.com),  whereby  the
                          --------------       -----------------
Company purchased all the intellectual property and online media assets of Iexalt including websites and website name registrations for $10,000, with another $40,000 contingent upon Iexalt meeting certain performance goals. The purchase of Iexalt assets is intended to substantially improve the Company's Media & Marketing activities and Internet presence.

The Company entered into a business development consulting agreement with Resource Capital Management. The Board of Directors also approved the creation of a Stock Incentive Plan for compensation to Business Development Consultants. Approximately 8,100,000 warrants were issued for consulting services, which if exercised in full, would result in excess of $1.5 million dollars in cash to the Company.

The Board of Directors and the holders of a majority of the outstanding voting shares of common stock approved a change to the Articles of Incorporation to permit the Company to issue different classes or series of common stock. After approval of the amendment, the Board of Directors created a class of Series B Common Stock and declared a dividend of two shares of Series B Common Stock for each outstanding share of Common Stock as of February 7, 2003. The shares of Series B Common Stock will be distributed in April of 2003.

The Company has initiated a series of partnerships and online initiatives designed to strengthen the future as a church development company. These initiatives include partnerships in church financing with Security Pacific Church Finance, Internet filtering with Bsafe online, facilitating donating of cars to non-profit organizations (the UCAN initiative), Christian media and communications (Christian Times and Christian Artists & Speakers Bureau). The Company also announced the retention of Focus Partners as its Investor Relations/Public Relations firm. Each of the above initiatives were released in public media and may be viewed at www.kdmvcorp.com.
                                         ----------------

                                  EXHIBIT INDEX

EXHIBIT  NO.                        DESCRIPTION

Exhibit 2.1 Stock Exchange Agreement by and among Kingdom Ventures, Inc., Steve Nichols and Jeff Dudley (Xtreme Notebooks, Inc.) dated April 12, 2002.*

Exhibit 2.2 Asset Purchase Agreement by and among Kingdom Ventures, Inc. and iExalt, Inc. dated February 3, 2003.*****

Exhibit 3.1 Amended and Restated Articles of Incorporation of Legends of the Faith, Inc.**

Exhibit  3.2   Bylaws  of  Kingdom  Ventures,  Inc.**

Exhibit 3.3 Amendment to the Amended and Restated Articles of Incorporation of Legends of the Faith, Inc.*****

Exhibit 3.4 Amendment to the Amended and Restated Articles of Incorporation of Kingdom Ventures, Inc.*****

Exhibit 4.1 Certificate of Designations of Limitations, Preferences, and Relative Rights of the Series B Common Stock.*****

Exhibit 10.1 Real Estate Lease Agreement by and between Legends of the Faith, Inc. and J&J Holdings, Inc. dated March 1, 2000.**

Exhibit 10.2 Unsecured Promissory Note by Kingdom Ventures, Inc. in the principal amount of $53,750 in favor of Howard Dix dated January 31, 2001.**

Exhibit 10.3 Unsecured Promissory Note by Kingdom Ventures, Inc. in the principal amount of $246,777.65 in favor of J&J Holdings, Inc. dated January 31, 2003.*****

Exhibit 10.4 Real Estate Lease Agreement by and between Legends of the Faith, Inc. and Archeion Nevada LLC dated February 24, 2001.**

Exhibit 10.5 Real Estate Lease Agreement by and between Kingdom Ventures, Inc. and J&J Holdings, Inc. dated March 15, 2002.***

Exhibit  10.6  2003  Stock  Compensation  Plan.****

Exhibit 10.7 Exchange Agreement between J&J Holdings, Inc. and Kingdom Ventures, Inc., dated as of February 3, 2003.*****
________________

          * Incorporated by reference from the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2002.

         ** Incorporated by reference from the Company's Registration Statement on Form 10-SB, as amended (Registration No. 000-32273).

        *** Incorporated by reference from the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on May 13, 2002.

       **** Incorporated by reference from the Company's Registration Statement on Form S-8 (Registration No. 333-103031).

      *****    Filed  herewith.