Form 10QSB
period 2003-04-30
KINGDOM VENTURES INC
filed 2003-06-17
CIK 1130951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For  the  quarterly  period  ended  April  30,  2003

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from to ____________

                        Commission file number: 000-32273

                             KINGDOM VENTURES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                NEVADA                                        88-0419183
     (State or Other Jurisdiction of                        (IRS Employer
     Incorporation or Organization)                      Identification No.)

     1045 STEPHANIE WAY, MINDEN, NEVADA                         89423
     (Address of Principal Executive Offices)                (Zip Code)

As of June 10, 2003 the issuer had 17,294,185 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

PART I.     FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance  Sheet  at  April  30,  2003  (unaudited)

               Statements of Operations for the three months ended April 30, 2003 and April 30, 2002 (unaudited)

               Statements of Cash Flows for the three months ended April 30, 2003 and April 30, 2002 (unaudited)

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

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

     The interim unaudited financial statements contained in this report have been prepared by Kingdom Ventures, Inc. (the "Company") and, in the opinion of management, reflect all material adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consisted only of normal recurring items. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the period ended January 31, 2003. The results of the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

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

     statements regarding the Company's competition or regulations that may affect the Company;

     statements  regarding  the Company's ability to compete with third parties;

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

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
CONSOLIDATED BALANCE SHEET
APRIL 30, 2003


ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                       $    59,717
  Accounts receivable, trade                                           90,659
  Inventory                                                           231,245
  Prepaid expenses and other current assets                             6,171
                                                                  ------------
          Total current assets                                        387,792

PROPERTY AND EQUIPMENT, AT COST
  Equipment                                                           144,832
  Office furniture and fixtures                                        13,748
  Leasehold improvements                                               20,204
  Less: Accumulated depreciation                                      (30,915)
                                                                  ------------
                                                                      147,869

OTHER ASSETS                                                          551,029
                                                                  ------------
          Total assets                                            $ 1,086,690
                                                                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                           $   434,828
  Notes payable                                                       390,320
                                                                  ------------
          Total current liabilities                                   825,148

MINORITY INTEREST                                                      16,670

STOCKHOLDERS' EQUITY
  Series A preferred stock, $.001 par value, 1,233,888 shares
    authorized, issued and outstanding                                246,778
  Common stock, $.001 par value, 100,000,000 shares authorized,
    17,750,000 shares issued and 17,244,185 shares outstanding         30,250
  Additional paid in capital                                        4,280,821
  Accumulated deficit                                              (4,293,792)
  Less: treasury stock (505,815 shares) at cost                       (19,185)
                                                                  ------------
          Total stockholders' equity                                  244,872
                                                                  ------------
        Total liabilities and stockholders' equity                $ 1,086,690
                                                                  ============

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         FOR THE THREE MONTHS ENDED
                                                                  APRIL 30
                                                          2003               2002
                                                    ------------------------------------
Revenue:
  Product sales - apparel and gifts                 $        125,846   $         75,763
  Product sales - tools and technology                       820,828            592,780
  Product sales - media and marketing                        205,307                  0
                                                    -----------------  -----------------
                                                           1,151,981            668,543

Cost of goods sold:
  Product sales - apparel and gifts                           16,551             55,937
  Product sales - tools and technology                       690,640            437,656
  Product sales - media and marketing                        143,715                  0
                                                    -----------------  -----------------
                                                             850,906            493,593

Operating expenses:
  Selling                                                     33,841             23,625
  General and administrative                                 327,079            171,024
  Stock based compensation expense                         2,565,060                  0
  Depreciation expense                                         3,000              5,000
                                                    -----------------  -----------------
          Total operating expenses                         2,928,980            199,649

Other income (expense)                                         1,536            (26,189)
                                                    -----------------  -----------------
     Net income (loss) before minority interest           (2,626,369)           (50,888)

  Minority interest                                            5,653            (11,856)
                                                    -----------------  -----------------
          Net income (loss)                         $     (2,620,716)  $        (62,744)
                                                    =================  =================

Net income (loss) per share -
  basic and diluted                                 $          (0.19)  $          (0.01)
                                                    =================  =================

Weighted average common shares, basic and diluted         13,819,586         10,159,390

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                         Series A
                                                       Preferred Stock             Common Stock          Treasury Stock
                                                  -------------------------------------------------------------------------
                                                     Shares        Amount       Shares      Amount     Shares      Amount
                                                  -------------------------------------------------------------------------
BALANCE, JANUARY 31, 2002                                   -   $         -   25,000,000  $   25,000  4,818,720  $(102,851)
  Effect of 1:2 reverse stock split                                          (12,500,000)            (2,409,360)
  Issuance of preferred stock                       1,233,888       246,778
  Issuance of treasury stock                                                                           (623,850)    26,667
  Net loss for year ended January 31, 2003
                                                  -------------------------------------------------------------------------
BALANCE, JANUARY 31, 2003                           1,233,888       246,778   12,500,000      25,000  1,785,510    (76,184)
  Issuance of common stock                                                     5,250,000       5,250
  Issuance of treasury stock                                                                         (1,279,695)    56,999
  Net loss for three months ended April 30, 2003
                                                  -------------------------------------------------------------------------
BALANCE, APRIL 30, 2003                             1,233,888   $   246,778   17,750,000  $   30,250    505,815  $ (19,185)
                                                  =========================================================================


                                                  Additional
                                                   Paid-in    Accumulated
                                                   Capital      Deficit          TOTAL
                                                  -----------------------------------------
BALANCE, JANUARY 31, 2002                         $1,013,911  $  (879,596)  $       56,464
  Effect of 1:2 reverse stock split
  Issuance of preferred stock                                                       246,778
  Issuance of treasury stock                         431,137                        457,804
  Net loss for year ended January 31, 2003                       (793,480)        (793,480)
                                                  -----------------------------------------
BALANCE, JANUARY 31, 2003                          1,445,048   (1,673,076)         (32,434)
  Issuance of common stock                         2,357,500                     2,362,750
  Issuance of treasury stock                         478,273                       535,272
  Net loss for three months ended April 30, 2003               (2,620,716)      (2,620,716)
                                                  -----------------------------------------
BALANCE, APRIL 30, 2003                           $4,280,821  $(4,293,792)  $      244,872
                                                  =========================================

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       FOR THE THREE MONTHS ENDED
                                                                APRIL 30
                                                            2003         2002
                                                        ------------------------
OPERATING ACTIVITIES
  Net income (loss)                                     $(2,620,716)  $ (62,744)
  Adjustments to reconcile net (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                           3,000       5,000
      Stock based compensation                            2,565,060      25,000
    Changes in operating assets and liabilities:
      Accounts receivable                                   (64,811)    (66,219)
      Inventory                                                  88        (465)
      Prepaid expenses and other current assets              (6,171)          0
      Other assets                                          (44,643)     (4,909)
      Accounts payable and accrued liabilities              (43,672)    (34,412)
                                                        ------------  ----------
  NET CASH (USED IN) OPERATING ACTIVITIES                  (211,865)   (138,749)

INVESTING ACTIVITIES
  Capital expenditures                                      (24,634)    (10,615)
  Cash acquired in acquisition                                    0      19,045
  Related parties                                                 0     165,960
                                                        ------------  ----------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       (24,634)    174,390

FINANCING ACTIVITIES
  Related parties                                           (56,318)    (20,565)
  Minority interest                                          (5,653)     11,855
  Proceeds from issuance of stock                           332,962       7,500
  Proceeds from notes payable                               304,000      13,136
  Principal payments on notes payable                      (342,430)          0
                                                        ------------  ----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                 232,561      11,926
                                                        ------------  ----------
      CHANGE IN CASH AND CASH EQUIVALENTS                    (3,938)     47,567
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               63,655      15,536
                                                        ------------  ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                $    59,717   $  63,103
                                                        ============  ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                $         0   $       0
  Stock based compensation                                2,565,060      25,000

KINGDOM VENTURES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
April 30, 2003

NOTE  A  -  BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ended January 31, 2004. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended January 31, 2003.

NOTE  B  -  SEGMENT  INFORMATION

                                                                                   Faith Group
                                                Legends                 Xtreme      Services
                                              ------------------------------------------------
            Revenues from external customers  $   125,846            $1,026,135      $ 205,307
            Segment profit                    $(2,591,645)           $  (29,071)     $      --
            Segment assets                    $ 1,049,477            $   37,213      $      --

NOTE  C  -  WARRANTS

During the quarter ended April 30, 2003, the Company issued stock warrants for the purchase of 5,896,000 shares of common stock under the Kingdom Ventures, Inc. 2003 Stock Compensation Plan (the Plan). The warrant holders exercised their rights on the warrants and the Company issued common stock. Proceeds from the warrants totaled $166,750. Stock based compensation expense of $2,565,060 was recognized for the quarter ended April 30, 2003. No deferred tax asset has been recorded on the accompanying consolidated balance sheet as the Company has incurred substantial losses since inception and a 100% valuation allowance has been offset against deferred tax assets as of April 30, 2003. Total shares still available under the Plan as of April 30, 2003 are 2,204,000.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Kingdom Ventures, Inc. ("we," "us," "KDMV," or the "Company") was organized and incorporated under the laws of the State of Nevada on March 17, 1999 as Legends of the Faith, Inc. ("Legends"), and commenced business operations on May 1, 1999. Kingdom Ventures (then known as Legends of the Faith) voluntarily became subject to the filing requirements of the Securities and Exchange Commission on April 1, 2001. Our principal office is located at 1045 Stephanie Way, Minden, Nevada 89423. We operate websites at www.kdmvcorp.com,
                                                          ----------------
www.iexalt.com,  www.yahwear.com,  www.kingdomgifts.net,  www.mrroys.com,
--------------   ---------------   --------------------   --------------
www.sierracandles.com,  and  our  two  primary  e-commerce  website  at
---------------------
www.iexaltmall.com  and  www.xtremenotebooks.com,  (collectively,  the  "KV
------------------       -----------------------
Websites").

     Kingdom Ventures is a church development company helping churches and their people to grow. Kingdom Ventures also provides life-impacting products to the faith community. Our activities are in three primary areas: Gifts and Apparel, Technology and Partnerships, and Media and Marketing.

     In our Gifts and Apparel segment, we sell and distribute Kingdom Inspirations, a line of high quality Christian inspirational toys, gifts and other products that are designed to teach the Bible, shape values and enhance character development in children; and "Toys that Teach"(TM), consisting primarily of Bible character bears, books, music, and other related products. Our Apparel line features "Yahwear," a line of Christian clothing sold in e-commerce, direct mail, and at Christian music festivals. We also sell a complete line of casual and semi-formal apparel through our Mr. Roy Productions, Inc. facility in Northern Nevada.

     Our Technology and Partnerships segment consists of Xtreme Notebooks, a subsidiary that provides laptops, projectors, screens, Tablet PC's and other products that enable users to become more effective in their business and mission pursuits. In addition, our Bible software provides an effective tool for churches and schools to utilize as a fundraising mechanism.

     Our Media and Marketing segment includes Faith Group Services, our primary linkage to both the mainline and evangelical Christian communities through Ecunet and iExalt; iexalt.com and iexaltmall.com websites, which allow us to communicate effectively with the faith community and to sell our products via e-commerce; and Christian Times, our Christian periodical. Our existing distribution outlets include Christian bookstores and other retail outlets, fundraisers for schools and organizations, direct "network" marketing through parties and e-commerce over the Internet. We are pursuing additional distribution outlets including secular retail stores for selected Kingdom Ventures products.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 2003 WITH THE THREE MONTHS ENDED APRIL 30, 2003

     Revenues. For the three months ended April 30, 2003, the Company generated revenues of $1,151,981. This is an increase of $483,438 over the $668,543 in revenues in the same period in 2002, which represents a 72% increase. The increase in revenues is attributable to growth in the Xtreme Notebooks division, to the addition of several business initiatives including Faith Group Services which reaches the mainline and evangelical Christian community with Internet based services, and higher apparel sales through our Mr. Roy Productions, Inc.

     Expenses. Cost of goods sold increased $357,313 from $493,593 to $850,906 for the three-month period ended April 30, 2003, an increase of 72%. These increases are proportional to the increased revenue activity. Operating expenses increased by $2,729,331 from $199,649 to $2,928,980, an increase of 1367%, in the three-month period ended April 30, 2003. The increase is minimally related to increased operations at Mr. Roy Productions, Inc. and primarily related to costs associated with the exercise of compensation warrants at below market prices by business development consultants which have been reflected in accordance with Generally Accepted Accounting Principles (GAAP) on the company financial statements. Those costs added $2,565,060 to operating expenses.

     Net Profit. For the three months ended April 30, 2003, the Company had a net loss of $2,620,716, compared to a net loss of $62,744 for the three month period ended April 2002. This increase is almost completely related to the recognition of compensation expenses relating to warrants for business development consultants.

     LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company had total assets of $1,086,690 and total liabilities of $825,148 at April 30, 2003. As of April 30, 2003, the Company had cash of $59,717.

     Historically, the Company has financed its operations through product sales, proceeds from the private placement of its common stock and borrowings from J&J Holdings, Inc., the Company's majority shareholder. In addition, a portion of the Company's expenses have been paid by the issuance of its common stock.

     The Company believes its existing cash and cash from operations will not enable it to satisfy its cash requirements for at least the next 90 days.
Therefore, the Company will be required to obtain additional financing to implement its business plan. The Company is exploring a variety of financing alternatives in order to fund implementation of its business plan, and presently intends to raise additional capital through public or private sales of equity and/or debt securities. However, the Company has not entered into any arrangements with respect to such financings, and cannot be certain that it will be able to find such additional financing on reasonable terms, or at all. If the Company is unable to secure such financing when needed, the Company may be unable to expand, respond to competitive pressures, increase and diversify its product offerings, maintain adequate inventory, increase its advertising and marketing, implement its e-commerce strategy and otherwise implement its business plan. Additionally, the Company would be required to decrease expenses and modify its business plan based upon the cash available to it.

TREASURY STOCK TRANSACTIONS

     In the three months ended April 30, 2003, the Company issued 5,250,000 shares of common stock to business development consultants who received those shares as a result of exercising compensation warrants. In the three months ending April 30, 2003 the Company re-issued 383,495 shares of treasury stock for $207,770 in cash or in exchange for debt. In addition the Company issued 250,200 shares valued at $125,100 for services performed.

ITEM 3.     CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's periodic reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company has evaluated the effectiveness of its disclosure controls and procedures within the 90 days prior to the filing of this report with the supervision and the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

     Change in Internal Controls. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART II.
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended April 30, 2003, the Company re -issued from treasury an aggregate of 633,695 shares of its common stock valued at $332,870 to several investors. The securities issued in such transactions were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption provided in Section 4(2) of the Securities Act. The recipients of securities in each such transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. The Company believes the recipient was an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the Company's common stock. The recipient had adequate access, through their relationships with the Company and its officers and directors, to information about the Company. None of the transactions involved general solicitation or advertising.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits:

     (b)     Reports on Form 8-K:

     The Company filed the following Current Reports on Form 8-K during the three months ended April 30, 2003:

     February  7, 2003 - Reported the adoption of a restructure plan pursuant to
Item  5.

     April 7, 2003 - Reported the revision of the Company's business plan pursuant to Items 5 and 7.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              KINGDOM VENTURES, INC.

Dated:  June 16, 2003                         By:  /s/ Gene Jackson

                                              Gene Jackson, President
                                              (Principal Executive Officer,
                                              Principal Financial Officer and
                                              Principal Accounting Officer)

                                 CERTIFICATIONS

     I, Gene Jackson, the Principal Executive Officer and Principal Financial Officer, certify that:

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 16, 2003                               /s/  Gene Jackson

                                                   Gene Jackson, President