Form 10QSB
period 2003-07-31
KINGDOM VENTURES INC
filed 2003-09-19
CIK 1130951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended July 31, 2003

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

As of September 15, 2003 the issuer had outstanding the following shares of common stock:

                  Common Stock              [26,242,602] shares
                  Series B Common Stock     [22,530,762] shares

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets at July 31, 2003 (unaudited)

                  Statements of Operations for the three months and six months ended July 31, 2003 and July 31, 2002 (unaudited)

                  Statements of Cash Flows for the three months and six months ended July 31, 2003 and July 31, 2002 (unaudited)

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

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
CONSOLIDATED BALANCE SHEET (UNAUDITED)
JULY 31, 2003


ASSETS
CURRENT ASSETS
     Cash                                                                                  $           103,620
     Accounts receivable, net                                                                          215,441
     Inventory, net                                                                                    229,850
     Prepaid expenses and other current assets                                                          52,864
                                                                                             ------------------
                                     Total current assets                                              601,775

PROPERTY AND EQUIPMENT, AT COST (NET OF DEPRECIATION)                                                  215,453

TRADEMARKS/TRADENAMES, UNAMORTIZED                                                                     110,510
GOODWILL - APPAREL AND GIFTS                                                                           190,000
GOODWILL - TOOLS AND TECHNOLOGY                                                                        291,111
GOODWILL - MEDIA AND MARKETING                                                                         605,632
OTHER ASSETS                                                                                            49,681
                                                                                             ------------------
                                                                                                     1,246,934
                                                                                             ------------------
                                         Total assets                                      $         2,064,162
                                                                                             ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                                 $           776,389
     Deferred revenue                                                                                   67,575
     Due to related individuals and entities                                                           482,689
     Notes payable                                                                                     281,850
                                                                                             ------------------
                                   Total current liabilities                                         1,608,503

MINORITY INTEREST                                                                                       10,254

STOCKHOLDERS' EQUITY
     Series A preferred stock, $.001 par value, 1,233,888 shares
         authorized, issued and outstanding                                                            246,778
     Common stock, $.001 par value, 100,000,000 shares authorized,
         19,829,003 shares issued and 19,665,602 shares outstanding                                     32,329
     Additional paid in capital                                                                      5,601,725
     Accumulated deficit                                                                            (5,429,220)
     Less: treasury stock (163,401 shares) at cost                                                      (6,207)
                                                                                             ------------------
                                  Total stockholders' equity                                           445,405
                                                                                             ------------------
                          Total liabilities and stockholders' equity                       $         2,064,162
                                                                                             ==================

See accompanying notes.

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                        Three months ended                 Six months ended
                                                                July 31, 2003     July 31, 2002     July 31, 2003     July 31, 2002
                                                             ------------------------------------   --------------------------------
REVENUE
   Product sales - apparel and gifts                          $        122,897  $         97,525  $        248,743  $       196,050
   Product sales - tools and technology                                729,510           763,805         1,550,338        1,333,823
   Product sales - media and marketing                                 648,914                 0           854,221                0
                                                                ---------------------------------   --------------------------------
                         TOTAL REVENUE                               1,501,321           861,330         2,653,302        1,529,873

COST OF GOODS SOLD
   Product sales - apparel and gifts                                    58,925            71,193            75,476          144,250
   Product sales - tools and technology                                494,345           525,048         1,184,985          945,584
   Product sales - media and marketing                                 409,701                 0           553,416                0
                                                                ---------------------------------   --------------------------------
                   TOTAL COST OF GOODS SOLD                            962,971           596,241         1,813,877        1,089,834

OPERATING EXPENSES:
   Selling                                                              41,394            15,357            75,235           38,982
   General and administrative                                          693,043            91,318         1,020,122          288,532
   Stock based compensation expense                                    942,217                 0         3,507,277                0
   Depreciation expense                                                  3,540             5,000             6,540           10,000
                                                                ---------------------------------   --------------------------------
                   TOTAL OPERATING EXPENSES                          1,680,194           111,675         4,609,174          337,514
                                                                ---------------------------------   --------------------------------

Other income (loss)                                                          0                 0             1,536                0
                                                                ---------------------------------   --------------------------------
          NET INCOME (LOSS) BEFORE MINORITY INTEREST                (1,141,844)          153,414        (3,768,213)         102,525

MINORITY INTEREST                                                        6,416           (21,741)           12,069          (33,596)
                                                                ---------------------------------   --------------------------------
                       NET INCOME (LOSS)                      $     (1,135,428) $        131,673  $     (3,756,144) $        68,929
                                                                =================================   ================================

Net income (loss) per share -
   basic and diluted                                          $          (0.06) $           0.01  $          (0.24) $          0.00
                                                                =================================   ================================

Weighted average common shares                                      18,454,893        20,525,280        15,874,759       20,410,613



See accompanying notes.

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Three months ended              Six months ended
                                                                    July 31, 2003    July 31, 2002   July 31, 2003    July 31, 2002
                                                                    ------------------------------   ------------------------------
OPERATING ACTIVITIES
     Net income (loss)                                             $  (1,135,428)   $     131,673   $  (3,756,144)  $       68,929
     Adjustments to reconcile net income (loss) to net cash
           (used in) operating activities:
           Depreciation and amortization                                   3,540            5,000           6,540           10,000
           Reissuance of treasury stock for services                           0           30,000               0           55,000
           Stock based compensation                                      942,217                0       3,507,277                0
        Changes in operating assets and liabilities:
           Accounts receivable                                          (124,782)          42,395        (189,593)         (32,672)
           Inventory                                                       1,395          (19,120)          1,483          (21,270)
           Prepaid expenses and other assets                            (742,598)        (281,062)       (793,412)        (291,647)
           Accounts payable and accrued expenses                         341,561          (13,903)        297,889          (31,195)
           Deferred revenue                                               67,575                0          67,575                0
                                                                    ------------------------------   ------------------------------
     NET CASH (USED IN) OPERATING ACTIVITIES                            (646,520)        (105,017)       (858,385)        (242,855)

INVESTING ACTIVITIES
     Capital expenditures                                                (71,124)         (50,945)        (95,758)         (62,471)
     Cash acquired in acquisition                                              0                0               0           19,045
     Related party                                                             0                0               0          165,960
                                                                    ------------------------------   ------------------------------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 (71,124)         (50,945)        (95,758)         122,534

FINANCING ACTIVITIES
     Related parties                                                     211,369                0         155,051          (20,565)
     Minority interest                                                    (6,416)          21,741         (12,069)          33,596
     Proceeds from debt                                                  275,000          225,000         579,000          238,136
     Principal payments on debt                                         (112,150)        (174,834)       (454,580)        (174,834)
     Proceeds from issuance of stock                                     393,744          107,800         726,706          115,300
                                                                  --------------------------------   ------------------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                           761,547          179,707         994,108          191,633
                                                                  --------------------------------   ------------------------------
                        INCREASE (DECREASE) IN CASH                       43,903           23,745          39,965           71,312
CASH AT BEGINNING OF PERIOD                                               59,717           63,103          63,655           15,536
                                                                  --------------------------------   ------------------------------
CASH AT END OF PERIOD                                              $     103,620    $      86,848   $     103,620   $       86,848
                                                                  ================================   ==============================

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                        $           0    $           0   $           0   $            0
     Reissuance of treasury stock for goods and services                       0           30,000               0           55,000
     Stock based compensation                                            942,217                0       3,507,277                0

See accompanying notes.

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                   Series A
                                                                 Preferred Stock    Common Stock        Treasury Stock
                                                    -------------------------------------------------------------------------------
                                                       Shares        Amount      Shares       Amount       Shares        Amount
                                                    -------------------------------------------------------------------------------
BALANCE, JANUARY 31, 2003                              1,233,888 $     246,778  12,500,000 $    25,000      1,785,510 $    (76,184)
    Issuance of common stock                                                     7,329,003       7,329
    Issuance of treasury stock                                                                             (1,622,109)      69,977
    Net (loss) for six-months ended July 31, 2003
                                                    -------------------------------------------------------------------------------
BALANCE, JULY 31, 2003                                 1,233,888 $     246,778  19,829,003 $    32,329        163,401 $     (6,207)
                                                    ===============================================================================


                                                       Additional
                                                         Paid-in      Accumulated

                                                         Capital       Deficit        Total
                                                     ------------------------------------------
BALANCE, JANUARY 31, 2003                            $   1,445,048 $  (1,673,076)$     (32,434)
    Issuance of common stock                             3,616,062                   3,623,391
    Issuance of treasury stock                             540,615                     610,592
    Net (loss) for six-months ended July 31, 2003                     (3,756,144)   (3,756,144)
                                                     ------------------------------------------
BALANCE, JULY 31, 2003                               $   5,601,725 $  (5,429,220)$     445,405
                                                     ==========================================


See accompanying notes.

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
CONSOLIDATING BALANCE SHEET (UNAUDITED)
JULY 31, 2003

                                                                     (100%)         (65%)
                                                                  All except CSA     CSA      Eliminations       Total

ASSETS
CURRENT ASSETS
            Cash                                                        103,990          (370)                      103,620
            Accounts receivable, net                                    176,797        38,644                       215,441
            Inventory, net                                              229,850             0                       229,850
            Prepaid expenses and other current assets                    52,864             0                        52,864
                                                                  ----------------------------------------------------------
                            Total current assets                        563,501        38,274             0         601,775

PROPERTY AND EQUIPMENT, AT COST (NET OF DEPRECIATION)                   188,007        27,446                       215,453


TRADEMARK/TRADENAMES                                                    110,510             0                       110,510
OTHER ASSETS                                                             26,688        22,993                        49,681
GOODWILL CSA                                                            175,418       184,184       (50,000)        309,602
GOODWILL MVGC                                                           296,030                                     296,030
GOODWILL MR. ROY'S                                                      190,000             0                       190,000
GOODWILL XTREME                                                         291,111             0                       291,111
                                                                  ----------------------------------------------------------
                                                                      1,089,757       207,177       (50,000)      1,246,934
                                                                  ----------------------------------------------------------
                                Total assets                          1,841,265       272,897       (50,000)      2,064,162
                                                                  ==========================================================
                                                                                                                          0
LIABILITIES AND STOCKHOLDERS' EQUITY                                                                                      0
CURRENT LIABILITIES                                                                                                       0
            Accounts payable and accrued expenses                       588,449       190,795                       779,244
            Deferred revenue                                                  0        67,575                        67,575
            Due to related companies and individuals                    482,689        50,000       (50,000)        482,689
            Notes payable                                               281,850             0                       281,850
                                                                  ----------------------------------------------------------
                          Total current liabilities                   1,352,988       308,370       (50,000)      1,611,358
                                                                                                                          0
MINORITY INTEREST                                                        22,670       (12,416)                       10,254
                                                                                                                          0
STOCKHOLDERS' EQUITY                                                                                                      0
            Series A preferred stock, $.001 par value, 1,233,888
                shares authorized, issued and outstanding               246,778             0                       246,778
            Common stock, $.001 par value, 100,000,000 shares authorized,                                                 0
                19,829,003 shares issued and 19,665,602 shares
                   outstanding                                           32,329             0                        32,329
            Additional paid in capital                                5,607,054             0                     5,607,054
            Accumulated deficit                                      (5,414,347)      (23,057)                   (5,437,405)
            Less: treasury stock (163,401 shares) at cost                (6,207)            0                        (6,207)
                                                                  ----------------------------------------------------------
                         Total stockholders' equity                     465,607       (23,057)                      442,549
                                                                  ----------------------------------------------------------
                 Total liabilities and stockholders' equity           1,841,265       272,897       (50,000)      2,064,162
                                                                  ==========================================================

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
JULY 31, 2003

                                                                  (100%)        (80%)       (65%)
                                                                    KVI          FGS         CSA              Total
                                                                    All

Revenue:
       Product sales - apparel and gifts                          122,897                                     122,897
       Product sales - tools and technology                       729,510                                     729,510
       Product sales - media and marketing                        489,944      133,970      25,000            648,914
                                                              --------------------------------------------------------
                                                                1,342,351      133,970      25,000          1,501,321

Cost of goods sold:
       Product sales - apparel and gifts                           58,925                                      58,925
       Product sales - tools and technology                       494,345                                     494,345
       Product sales - media and marketing                        322,062       67,639      20,000            409,701
                                                              --------------------------------------------------------
                                                                  875,332       67,639      20,000            962,971

Operating expenses:
       Selling                                                     41,394                                      41,394
       General and administrative                                 589,262       63,227      39,933            692,422
       Stock based compensation expense                           942,217                                     942,217
       Depreciation expense                                         3,000                      540              3,540
                                                              --------------------------------------------------------
                      Total operating expenses                  1,575,873       63,227      40,473          1,679,573

Other income (expense)                                                  0            0           0                  0
                                                              --------------------------------------------------------
             Net income (loss) before minority interest        (1,108,854)       3,104     (35,473)        (1,141,223)

       Minority interest                                            6,000          621     (12,416)            (5,795)
                                                              --------------------------------------------------------
                         Net income (loss)                     (1,114,854)       2,483     (23,057)        (1,135,428)

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2003

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ended January 31, 2004. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended January 31, 2003.

NOTE B - PURCHASE OF CHRISTIAN SPEAKERS & ARTISTS AGENCY, INC.


On June 23, 2003, the Company, through its majority owned subsidiary Kingdom Communications Group, Inc., purchased all the assets of Christian Speakers & Artists Agency, Inc. (CSAA), a Tennessee corporation, for $90,000; 200,000 shares of the Company's common stock; and warrants to purchase 350,000 shares of the company's common stock. The warrants have an exercise price of $1.00 per share and expire December 31, 2004. The accompanying consolidated statements of operations include the results of operations of CSAA for the period from June 23, 2003 through July 31, 2003.

NOTE C - SEGMENT INFORMATION


During the quarter ended July 31, 2003, the Company made several acquisitions which lead to different reporting segments than in prior periods. All segment information below is reported based on the new groupings.

                                                            Three Months Ended July 31, 2003
                                             ------------------------------------------------------------------
                                                Apparel &         Tools &         Media &
                                                  Gifts         Technology       Marketing          Total
                                             ------------------------------------------------------------------
Revenues from external customers                     $122,897        $729,510         $648,914      $1,501,321
Segment profit                                        $63,972        $235,165         $239,213        $538,350
Segment assets                                     $1,791,265              $0         $272,897      $2,064,162


                                                             Six Months Ended July 31, 2003
                                             ------------------------------------------------------------------
                                                Apparel &         Tools &         Media &
                                                  Gifts         Technology       Marketing          Total
                                             ------------------------------------------------------------------
Revenues from external customers                     $248,743      $1,550,338         $854,221      $2,653,302
Segment profit                                       $173,267        $365,353         $300,805        $839,425
Segment assets                                     $1,791,265              $0         $272,897      $2,064,162

NOTE D - LITIGATION

The Company has received a subpoena from the Securities and Exchange Commission relating to certain information relating to the Company's common stock and transactions that have been executed. Any action against the Company or its executives could have a material adverse effect on the Company's financial position and results of operations.

NOTE E - PRO FORMA INFORMATION

During the quarter ended July 31, 2003, and subsequent thereto, the Company, either directly or through its majority owned subsidiary, Kingdom Communications Group, acquired several companies for cash, stock, assumption of liabilities and notes payable totaling several million dollars. The pro forma results of operations assuming consummation of these deals at the beginning of each reporting period is as follows:

FOR THE SIX MONTHS ENDED JULY 31, 2003
Net sales                                                    $        6,977,189
Income (loss) before extraordinary items                             (1,803,452)
Net income (loss)                                                    (1,803,452)

Net income (loss) per share -
   basic and diluted                                         $            (0.10)
                                                               =================

Weighted average common shares,
   basic and diluted                                                 18,454,893

FOR THE SIX MONTHS ENDED JULY 31, 2002
Net sales                                                    $        8,196,459
Income (loss) before extraordinary items                                (84,113)
Net income (loss)                                                       (84,113)

Net income (loss) per share -
   basic and diluted                                         $            (0.00)
                                                               =================

Weighted average common shares,
   basic and diluted                                                 20,410,613


The unaudited pro forma financial data for the six months ended July 31, 2003 and 2002, reflect the acquisition by Kingdom Ventures, Inc. of subsidiaries as if they had occurred on February 1, 2003 and 2002. The unaudited pro forma financial data presented above should be read along with the consolidated financial statements filed on Form 10K-SB as of and for the year ended January 31, 2003 of Kingdom Ventures, Inc.

The pro forma financial data do not purport to represent what Kingdom Ventures, Inc.'s consolidated financial position or results of operations would actually have been if such transactions in fact had occurred on February 1, 2003 and 2002 and are not necessarily representative of Kingdom Ventures, Inc.'s consolidated financial position or results of operations for any future period. Since the acquired entities were not under common control of management prior to its acquisition by Kingdom Ventures, Inc., the historical consolidated results may not be comparable to, or indicative of, future performance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         Kingdom Ventures, Inc. ("we," "us," "KDMV," or the "Company") was incorporated under the laws of the State of Nevada on March 17, 1999 as Legends of the Faith, Inc. ("Legends"), and commenced business operations on May 1, 1999. We voluntarily became subject to the filing requirements of the Securities and Exchange Commission on April 1, 2001. Our principal office is located at 1045 Stephanie Way, Minden, Nevada 89423. We operate websites at www.kdmvcorp.com, www.iexalt.com, www.yahwear.com, www.mrroys.com, www.csaagency.com, www.ministryvalues.com, www.aacc.net, and our two primary e-commerce website at www.iexaltmall.com and www.xtremenotebooks.com.

         Kingdom Ventures is a Christian media and products company, providing products and services to Christian people and equipping churches to grow. Our Media Products include iexalt.com, a Christian media and faith community network, Faith Group Services, which provides e-community resources to the evangelical and mainline Christian communities, Christian Times, which publishes periodicals for the Christian community, Christian Speakers and Artists Agency, which provides artists and speakers to churches and other Christian organizations, Ministry Values for Growing Churches, which provides Card-Deck mailings to 300,000 churches six times annually, and the American Association of Christian Counselors, which provides Christian counseling materials and services. Our Products group consist primarily of silk screen and embroidery products marketed under the name Mr. Roy Productions and Yahwear, Xtreme Notebooks which provides notebook computers, tablet PC's, and projection equipment, and Kingdom Inspirations which provides Bible software, inspirational toys, gifts and other products that teach the Bible, shape values and enhance character development in children.

         Our existing distribution outlets include Christian bookstores and other retail outlets, fundraisers for schools and organizations, direct "network" marketing through parties and e-commerce over the Internet. We are pursuing additional distribution outlets including secular retail stores for selected Kingdom Ventures products.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended July 31, 2003 to the Three Months Ended July 31, 2002

         For the three months ended July 31, 2003, we generated revenues of $ 1,501,321 . This is an increase of $ 639,991 (74%) over the $ 861,330 in revenues in the same period in 2002. The increase in revenues is attributable to growth in the newly acquired divisions operations.

         Our cost of goods sold increased $ 366,730 ( 61%) to $ 962,971 for the three months ended July 31, 2003 from $ 596,241 for the three months ended July 31, 2002. This increase is proportional to the increased revenue activity. Our operating expenses increased by $ 1,568,519 ( 1404%) from $111,675 for the three months ended July 31, 2002 to $ 1,680,194 for the three months ended July 31, 2003. The increase is primarily related to the exercise of costs associated with compensation warrants at below market prices by business development consultants, which contributed $ 942,217 to our operating expenses during the three months ended July 31, 2003. This Stock Compensation expense was an extraordinary item which should not be repeated in successive quarters. Increased activities relating to acquisitions and other business development activities also resulted in an increase in travel and other expenses incurred by our management personnel.

         For the three months ended July 31, 2003, we had a net loss of $ 1,135,428, compared to a net gain of $131,673 for the same three month period ended July 2002. This increase is primarily the result of the expenses related to the exercise of compensation warrants by our business development consultants.

LIQUIDITY AND CAPITAL RESOURCES

         We had total assets of $ 2,064,162 and total liabilities of $ 1,608,503 at July 31, 2003, compared to total assets of $ 953,457 and total liabilities of $ 963,568 at January 31, 2003. As of July 31, 2003, we had cash of $ 103,620 compared to $ 63,655 at January 31, 2003.

         Historically, we have financed our operations through product sales, proceeds from the private placement of our common stock and borrowings from J&J Holdings, Inc., our majority shareholder. In addition, a portion of our expenses have been paid by the issuance of common stock or warrants to purchase shares of our common stock in lieu of cash payments.

         We believe our existing cash and cash from operations will not be sufficient for us to meet our cash requirements for at least the next 90 days. We will, therefore, need to obtain additional financing to implement our business plan. We are exploring a variety of financing alternatives in order to fund implementation of our business plan, and intend to raise additional capital through public or private sales of equity and/or debt securities. However, we have not entered into any arrangements with respect to such financings, and cannot be certain that we will be able to find such additional financing on reasonable terms, or at all. If we are unable to secure such financing when needed, we may be unable to expand, respond to competitive pressures, increase and diversify our product offerings, maintain adequate inventory, increase our advertising and marketing, implement our e-commerce strategy and otherwise implement our business plan. In addition, we may be required to decrease expenses and modify our business plan based upon the cash available to us.

STOCK TRANSACTIONS

         In the three months ended July 31, 2003, we issued 2,029,000 shares of common stock to business development consultants who received those shares as a result of exercising compensation warrants under our 2003 Stock Compensation Plan. The issuance of these shares resulted in the receipt by us of funding in the amount of $ 202,250. Also in the three months ending July 31, 2003, we issued 342,417 shares of treasury stock for $170,942 in cash or in exchange for debt.

SUBSEQUENT EVENTS

         On July 31, 2003, our majority owned subsidiary acquired Ministry Values for Growing Churches, the largest church direct mail marketing company in the United States, from Blue Hill Media, Inc. for $450,000 in cash, stock and assumption of liabilities. Ministry Values for Growing Churches did not contribute significantly to the results of operations for the three months ended July 31, 2003 but is expected to contribute to future revenues and earnings.

         On September 5, 2003, American Association of Christian Counselors, Inc. ("AACC"), the largest provider of Christian counseling materials and services, merged with one of our controlled subsidiaries. AACC has annual revenues of approximately $ 9,400,000, 80% of which will be reflected in our future results of operations.

         On September 5th , 2003, we acquired the trademark and trade name "Christian Times" from Keener Communications Group, Inc.

ITEM 3.  CONTROLS AND PROCEDURES

         Responsibility for Financial Reporting. Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining procedures and controls necessary to ensure that all disclosable events and financial information is timely and accurately reported.

         Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our controls include the frequent and direct interaction of our Chief Executive Officer and Chief Financial Officer in all significant transactions and frequent interaction between them and our outside lawyers and accountants regarding disclosure issues. We have evaluated the effectiveness of our disclosure controls and procedures within the 90 days prior to the filing of this report with the supervision and the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

         Change in Internal Controls. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART II.
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On July 31st, 2003 we received a subpoena from the Securities and Exchange Commission relating to certain information relating to our common stock and transactions that we have entered. We have been advised that the SEC is investigating possible violations of the securities laws arising from activity in our common stock but has made no determination as to whether there has been a violation of the law. We have voluntarily provided the SEC with certain materials in connection with this investigation and are aware that certain individuals, including some of our shareholders and executives, have either voluntarily provided materials or have been the subject of subpoenas to provide materials to the SEC. Any action by the SEC against us or our executives could have a material adverse effect on our financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 3, 2003, our board of directors authorized the creation of the Series B Common Stock, with rights and preferences equal to the outstanding Common Stock except that the Series B Common Stock is not transferable. Two shares of our Series B Common Stock were distributed as a stock dividend on May 5, 2003 for each share of our Common Stock held of record on February 5, 2003.

         During the three months ended July 31, 2003, the Company re -issued from treasury an aggregate of 342,417 shares of its common stock valued at $170,942 to several investors. The securities issued in such transactions were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption provided in Section 4(2) of the Securities Act. The recipients of securities in each such transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. The Company believes the recipient was an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the Company's common stock. The recipient had adequate access, through their relationships with the Company and its officers and directors, to information about the Company. None of the transactions involved general solicitation or advertising.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as exhibits to this report:

     2.1 VISP Website Building and Hosting Agreement dated May 12, 2003 between YourNetPlus.com, Inc. and Kingdom Ventures, Inc. (incorporated by reference to Current Report on Form 8-K exhibit 2.1, filed May 23,
          2003).

     2.2 Agreement of Purchase and Sale of Assets dated February 1, 2003, between Christian Speakers & Artists Agency, Inc. and RegalWorks, Inc. (incorporated by reference to Current Report on Form 8-K exhibit 2.1, filed June 24, 2003).

     4.1 Certificate of Designation of Rights and Preferences of the Series B Common Stock of Kingdom Ventures, Inc. (incorporated by reference to Registration Statement on Form 8-A, exhibit 4.1, filed May 5, 2003).

     4.2 Form of Certificate of Series B Common Stock (incorporated by reference to Registration Statement on Form 8-A, exhibit 4.2, filed May 5, 2003).

     31.1* Certification of Officers required by Rule 13a-14(a) or 15d-14(a).

     32.1* Certification of Officers required by Rule 13a-14(b) or 15d-14(b).

          * Filed herewith

         (b) The Company filed the following Current Reports on Form 8-K during the three months ended July 31, 2003:

         May 23, 2003 - Reported the acquisition of an asset consisting of the prepayment of expenses relating to building websites under Items 5 and pro forma financial statements under Item 7.

         June 10, 2003 - Reported an agreement in principal to become the exclusive licensee of "Christian Times" under Items 5 and 7.

         June 19, 2003 - Reported the release of earnings for the first quarter under Items 5 and 7.

         June 24, 2003 - Reported the acquisition of Christian Speakers and Artists, Inc. by a majority owned subsidiary under Items 2 and 7.

         July 9, 2003 - Reported expected earnings for the second quarter under Items 5 and 7.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 KINGDOM VENTURES, INC.

Dated:   September 15, 2003                      By:      /s/ Gene Jackson

                                                 Gene Jackson, President
                                                 (Principal Executive Officer,
                                                 Principal Financial Officer and
                                                 Principal Accounting Officer)

                                  EXHIBIT INDEX

     2.1 VISP Website Building and Hosting Agreement dated May 12, 2003 between YourNetPlus.com, Inc. and Kingdom Ventures, Inc. (incorporated by reference to Current Report on Form 8-K exhibit 2.1, filed May 23,
          2003).

     2.2 Agreement of Purchase and Sale of Assets dated February 1, 2003, between Christian Speakers & Artists Agency, Inc. and RegalWorks, Inc. (incorporated by reference to Current Report on Form 8-K exhibit 2.1, filed June 24, 2003).

     4.1 Certificate of Designation of Rights and Preferences of the Series B Common Stock of Kingdom Ventures, Inc. (incorporated by reference to Registration Statement on Form 8-A, exhibit 4.1, filed May 5, 2003).

     4.2 Form of Certificate of Series B Common Stock (incorporated by reference to Registration Statement on Form 8-A, exhibit 4.2, filed May 5, 2003).

     31.1* Certification of Officers required by Rule 13a-14(a) or 15d-14(a).

     32.1* Certification of Officers required by Rule 13a-14(b) or 15d-14(b).

     * Filed herewith