Form 10QSB
period 2003-10-31
KINGDOM VENTURES INC
filed 2003-12-17
CIK 1130951

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2003

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                 For the transition period from to ____________

                         Commission file number: 0-32273

                             KINGDOM VENTURES, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


               Nevada                                           88-0419183
    (State or other jurisdiction                             I.R.S. Employer
  of incorporation or organization)                       Identification number


          1045 Stephanie Way
            Minden, Nevada                                       89423
(Address of principal executive offices)                       (Zip Code)


       Registrant's telephone number, including area code: (775) 267-2242

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

As of December 12, 2003, 26,242,602 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Consolidated Balance Sheet at October 31, 2003 (unaudited)

                      Consolidated Statements of Operations for the Three Months and the Nine Months ended October 31, 2003 and October 31, 2002 (unaudited)

                      Consolidated Statements of Cash Flows for the Nine Months ended October 31, 2003 and October 31, 2002 (unaudited)

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

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
CONSOLIDATED BALANCE SHEET (UNAUDITED)
OCTOBER 31, 2003


ASSETS

CURRENT ASSETS
     Due from related parties                                                    $    682,079
     Accounts receivable, net                                                         791,253
     Inventory, net                                                                   813,121
                                                                                 ------------
                                     Total current assets                           2,286,453

PROPERTY AND EQUIPMENT, at cost (net of depreciation)                                 387,397

TRADEMARKS/TRADENAMES, UNAMORTIZED                                                    135,260
GOODWILL - APPAREL AND GIFTS                                                          190,000
GOODWILL - TOOLS AND TECHNOLOGY                                                       291,111
GOODWILL - MEDIA AND MARKETING                                                      8,421,659

OTHER ASSETS                                                                           26,688
                                                                                 ------------
                                         Total assets                            $ 11,738,568
                                                                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                       $  3,887,290
     Deferred revenue                                                                  67,575
     Due to related individuals and entities                                        3,674,750
     Notes payable                                                                    701,928
                                                                                 ------------
                                   Total current liabilities                        8,331,543

MINORITY INTEREST                                                                      10,254

STOCKHOLDERS' EQUITY
     Series A preferred stock, $.001 par value, 1,233,888 shares authorized,
         issued and outstanding                                                       246,778
     Common stock, $.001 par value, 100,000,000 shares authorized,
         26,242,602 shares issued and outstanding                                      46,122
     Additional paid in capital                                                     7,844,200
     Accumulated deficit                                                           (4,740,329)
                                                                                 ------------
                                  Total stockholders' equity                        3,396,771
                                                                                 ------------
                          Total liabilities and stockholders' equity             $ 11,738,568
                                                                                 ============

See accompanying notes.

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                  Three months ended                     Nine months ended
                                                           October 31, 2003  October 31, 2002   October 31, 2003  October 31, 2002
                                                           ----------------  ----------------   ----------------  ----------------
REVENUE:
    Product sales - apparel and gifts                        $    158,122      $    185,156       $    406,865      $    432,535
    Product sales - tools and technology                          908,099           657,206          2,458,437         1,939,700
    Product sales - media and marketing                         3,721,493                            4,575,714
                                                             ------------      ------------       ------------      ------------
                              TOTAL REVENUE                     4,787,714           842,362          7,441,016         2,372,235

COST OF GOODS SOLD:
    Product sales - apparel and gifts                              68,645           136,234            144,121           302,774
    Product sales - tools and technology                          717,954           537,661          1,902,939         1,460,956
    Product sales - media and marketing                           822,683                            1,376,099
                                                             ------------      ------------       ------------      ------------
                         TOTAL COST OF GOODS SOLD               1,609,282           673,895          3,423,159         1,763,730

OPERATING EXPENSES:
    Selling                                                       411,266            24,574            486,501            63,556
    General and administrative                                  2,020,800           237,969          3,040,922           536,501
    Stock based compensation expense                               52,475                            3,559,752
    Depreciation expense                                            5,000                               11,540
                                                             ------------      ------------       ------------      ------------
                         TOTAL OPERATING EXPENSES               2,489,541           262,543          7,098,715           600,057
                                                             ------------      ------------       ------------      ------------

Other income (loss)                                                     0            (1,391)             1,536            (1,391)
                                                             ------------      ------------       ------------      ------------
                NET INCOME (LOSS) BEFORE MINORITY INTEREST        688,891           (95,467)        (3,079,322)            7,057

Minority interest                                                       0            15,523             12,069           (18,073)
                                                             ------------      ------------       ------------      ------------

                            NET INCOME (LOSS)                $    688,891      $    (79,944)      $ (3,067,253)     $    (11,016)
                                                             ============      ============       ============      ============

Net income (loss) per share -
    basic and diluted                                        $       0.03      $      (0.01)      $      (0.17)     $      (0.00)
                                                             ============      ============       ============      ============

Weighted average common shares                                 22,954,102        10,505,815         18,491,720        10,332,603

See accompanying notes.

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    Three months ended                   Nine months ended
                                                            October 31, 2003  October 31, 2002  October 31, 2003 October 31, 2002
                                                            ----------------  ----------------  ---------------------------------
OPERATING ACTIVITIES
     Net income (loss)                                          $   688,891      $   (79,945)     $(3,067,253)     $   (11,016)
     Adjustments to reconcile net income (loss) to net cash
            (used in) operating activities:
            Depreciation and amortization                             5,000           10,000           11,540           20,000
            Reissuance of treasury stock for services                     0            3,819                0           58,819
            Stock based compensation                                 52,475                0        3,559,752                0
         Changes in operating assets and liabilities:
            Accounts receivable                                    (575,812)          34,328         (765,405)           1,656
            Inventory                                              (583,271)           3,361         (581,788)         (17,909)
            Prepaid expenses and other assets                    (5,554,920)           9,240       (6,348,332)        (282,407)
            Accounts payable and accrued expenses                 3,110,901          (15,536)       3,408,790          (46,731)
            Deferred revenue                                              0                0           67,575                0
                                                                -----------      -----------      -----------      -----------
     NET CASH (USED IN) OPERATING ACTIVITIES                     (2,856,736)         (34,733)      (3,715,121)        (277,588)

INVESTING ACTIVITIES
     Capital expenditures                                          (176,944)         (13,018)        (272,702)         (75,489)
     Cash acquired in acquisition                                         0                0                0           19,045
     Related parties                                               (682,079)               0         (682,079)         165,960
                                                                -----------      -----------      -----------      -----------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           (859,023)         (13,018)        (954,781)         109,516

FINANCING ACTIVITIES
     Related parties                                              3,192,061                0        3,347,112          (20,565)
     Minority interest                                                    0          (15,523)         (12,069)          18,073
     Proceeds from debt                                             535,078          115,090        1,114,078          353,226
     Principal payments on debt                                    (115,000)        (143,453)        (569,580)        (318,287)
     Proceeds from issuance of stock                                      0           17,700          726,706          133,000
                                                                -----------      -----------      -----------      -----------

     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          3,612,139          (26,186)       4,606,247          165,447
                                                                -----------      -----------      -----------      -----------

                                   (DECREASE) IN CASH              (103,620)         (73,937)         (63,655)          (2,625)
CASH AT BEGINNING OF PERIOD                                         103,620           86,848           63,655           15,536
                                                                -----------      -----------      -----------      -----------

CASH AT END OF PERIOD                                           $         0      $    12,911      $         0      $    12,911
                                                                ===========      ===========      ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                     $         0      $         0      $         0      $         0
     Reissuance of treasury stock for goods and services        $         0      $     3,819      $         0      $    58,819
     Reissuance of treasury stock for fixed assets              $         0              200      $         0      $       200
     Stock based compensation                                   $    52,475      $         0      $ 3,559,752      $         0

See accompanying notes.

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                     Series A
                                                                  Preferred Stock                    Common Stock
                                                             Shares            Amount          Shares          Amount
                                                           -----------      -----------      -----------     -----------
BALANCE, JANUARY 31, 2003                                    1,233,888      $   246,778       12,500,000     $    25,000
     Issuance of common stock                               13,742,602           21,122        5,663,341       5,684,463
     Issuance of treasury stock                             (1,785,510)          76,184          735,811         811,995
     Net (loss) for nine-months ended October 31, 2003      (3,067,253)      (3,067,253)
                                                           -----------      -----------      -----------     -----------
BALANCE, OCTOBER 31, 2003                                    1,233,888      $   246,778       26,242,602     $    46,122
                                                           ===========      ===========      ===========     ===========

                                                                                          Additional
                                                                Treasury Stock              Paid-in      Accumulated
                                                             Shares         Amount         Capital        Deficit          Total
                                                          -----------    -----------     -----------    -----------     -----------
BALANCE, JANUARY 31, 2003                                   1,785,510    $   (76,184)    $ 1,445,048    $(1,673,076)    $   (32,434)
     Issuance of common stock
     Issuance of treasury stock
     Net (loss) for nine-months ended October 31, 2003
                                                          -----------    -----------     -----------    -----------     -----------
BALANCE, OCTOBER 31, 2003                                           0    $         0     $ 7,844,200    $(4,740,329)    $ 3,396,771
                                                          ===========    ===========     ===========    ===========     ===========

See acccompanying notes.

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2003

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required for generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended October 31, 2003 are not necessarily indicative of the results that may be expected for the year ended January 31, 2004. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended January 31, 2003.

NOTE B - AMERICAN ASSOCIATION OF CHRISTIAN COUNSELORS, INC.

Effective August 1, 2003, American Association of Christian Counselors, Inc.
(AACC) (a Texas corporation) merged with and into AACC Acquisition Corporation, Inc. (a Nevada corporation), a wholly owned subsidiary of the Company in exchange for 6,000,000 shares of the Company's common stock and debt to the former shareholder of AACC totaling $2,000,000. The accompanying consolidated statements of operations include the results of operations of AACC for the period from August 1, 2003 through October 31, 2003.

NOTE C - SEGMENT INFORMATION

During the quarter ended October 31, 2003, the Company made an acquisition which lead to different reporting segments than in prior periods. All segment information below is reported based on the new groupings.

                                                            Three Months Ended October 31, 2003
                                     --------------------------------------------------------------------------------
                                      Apparel &         Tools &         Media &
                                        Gifts         Technology       Marketing         Corporate           Total
                                     -----------      -----------      -----------      -----------       -----------
Revenues from external customers     $   158,122      $   908,099      $ 3,721,493      $         0       $ 4,787,714
                                     -----------      -----------      -----------      -----------       -----------
Segment profit                       $    89,477      $   190,145      $ 2,898,810      ($2,489,541)      $   688,891
Segment assets                       $    56,000      $    62,000      $ 2,151,009      $ 9,469,559       $11,738,568


                                                            Nine Months Ended October 31, 2003
                                     --------------------------------------------------------------------------------
                                      Apparel &         Tools &         Media &
                                        Gifts         Technology       Marketing         Corporate           Total
                                     -----------      -----------      -----------      -----------       -----------
Revenues from external customers     $    406,865     $  2,458,437     $  4,575,714     $          0      $  7,441,016
Segment profit                       $    262,744     $    555,498     $  3,199,615     ($ 7,085,110)     ($ 3,067,253)
Segment assets                       $     56,000     $     62,000     $  2,151,009     $  9,469,559      $ 11,738,568


NOTE D - SUBSEQUENT EVENT

The Company has entered negotiations with the former shareholder of AACC whereby the former shareholder would purchase AACC from the Company for $200,000 cash, forgiveness of debt totaling $2,000,000 and return in the form of treasury stock the 6,000,000 shares he received when the Company merged with AACC effective August 1, 2003. Completion of this sale is expected to occur in December 2003. The accompanying statements include assets of approximately $4.5 million, revenue of $3,240,011 and net income of $827,871 from the operations of AACC for the quarter ended October 31, 2003.

NOTE E - PRO FORMA INFORMATION

During the nine months ended October 31, 2003 the Company, either directly or through its subsidiaries, acquired several companies for cash, stock, assumption of liabilities and notes payable totaling approximately $4.5 million. The pro forma results of operations assuming consummation of these deals at the beginning of each reporting period is as follows:


FOR THE NINE MONTHS ENDED OCTOBER 31, 2003
Net sales                                                          $ 14,779,271
Income (loss) before extraordinary items                             (2,407,073)
Net income (loss)                                                    (2,407,073)

Net income (loss) per share -
   basic and diluted                                               $      (0.13)
                                                                   ============

Weighted average common shares,
   basic and diluted                                                 18,491,720

FOR THE NINE MONTHS ENDED OCTOBER 31, 2002

Net sales                                                          $ 16,962,667
Income (loss) before extraordinary items                                302,085
Net income (loss)                                                       302,085

Net income (loss) per share -
   basic and diluted                                               $       0.03
                                                                   ============

Weighted average common shares,
   basic and diluted                                                 10,332,603


      The unaudited pro forma financial data for the nine months ended October 31, 2003 and 2002, reflect the acquisition by Kingdom Ventures, Inc. of subsidiaries as if they had occurred on February 1, 2003 and 2002. The unaudited pro forma financial data presented above should be read along with the consolidated financial statements filed on Form 10K-SB as of and for the year ended January 31, 2003 of Kingdom Ventures, Inc.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

         Kingdom Ventures, Inc. ("We," "us," "KDMV," or the "Company") was incorporated under the laws of the State of Nevada on March 17, 1999 as Legends of the Faith, Inc. ("Legends"), and commenced business operations on May 1, 1999. The Company became subject to the filing requirements of the Securities and Exchange Commission on April 1, 2001. The principal office is located at 1045 Stephanie Way, Minden, Nevada 89423. We operate websites at www.kdmvcorp.com , www.iexalt.com , www.yahwear.com , www.mrroys.com , www.csaagency.com , www.ministryvalues.com , www.aacc.net , and our two primary e-commerce website at www.iexaltmall.com and www.xtremenotebooks.com .

         Kingdom Ventures is a Christian media and products company, providing products and services to Christian people and equipping churches to grow and impact the culture. Our Media Products include iexalt.com, a Christian media and faith community network, Christian Times, which publishes monthly newspapers with over 500,000 circulation in the United States, Christian Speakers and Artists Agency, which provides artists and speakers to churches and other Christian organizations, Ministry Values for Growing Churches, which provides Card-Deck mailings to 300,000 churches six times annually, and the American Association of Christian Counselors, which provides Christian counseling materials and services. Our Products group consists primarily of silk screen and embroidery products marketed under the name Mr. Roy Productions and Yahwear, Xtreme Notebooks which provides notebook computers, tablet PC's, and projection equipment, and Kingdom Inspirations which provides Bible software, inspirational toys, gifts and other products that teach the Bible, shape values and enhance character development in children.

         Our existing distribution outlets include Christian bookstores and other retail outlets, fundraisers for schools and organizations, direct marketing through home parties and e-commerce over the Internet. We are pursuing additional distribution vehicles including secular retail stores and expanded e-commerce activity for selected Kingdom Ventures products.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended October 31, 2003 to the Three Months Ended October 31, 2002

         For the three months ended October 31, 2003, we generated revenues of $ 4,787,714.. This is an increase of $ 3,945,352 over the $ 842,362 in revenues in the same period in 2002. The increase in revenues is attributable to growth of existing divisions and newly acquired operations.

         Our cost of goods sold increased $935,386 to $1,609,282 for the three months ended October 31, 2003 from $673,896 for the three months ended October 31, 2002. This increase is proportional to the increased revenue activity. Our operating expenses increased by $1,758,257 from $262,543 for the three months ended October 31, 2002 to $2,020,800 for the three months ended October 31, 2003. The increase is primarily related to the increase of operating divisions recently acquired.

         For the three months ended October 31, 2003, we had a Net Profit of $688,891, or $0.03 cents per share gain, compared to a Net Loss of $79,944, or $0.01 cent per share loss, for the same three month period ended October 31, 2002. This increase is primarily the result of the recent acquisition of additional operating units.

LIQUIDITY AND CAPITAL RESOURCES

         We had total assets of $11,738,568 and total liabilities of $8,331,543 at October 31, 2003, compared to total assets of $ 953,457 and total liabilities of $ 963,568 at January 31, 2003.

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

STOCK TRANSACTIONS

During the three months ended October 31, 2003, the Company issued the following unregistered securities:

          o A total of 177,000 shares valued at $52,475 issued to 4 investors for services provided; and
          o A total of 6,140,000 shares valued at $2,140,000 issued for 3 separate purchase transactions (Christian Times, Christian Speakers & Artists Agency, American Association of Christian Counselors).

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

SUBSEQUENT EVENTS

         On November 15, 2003 we acquired Jo Basic Inc., a Nevada Corporation. Jo Basic is a start up company with significant investment in back end software and platform development. Jo Basic provides e-commerce shopping to the Nations Organizations with Cause. Kingdom Ventures paid a combination of $350,000 in cash and notes along with 500,000 shares of Restricted 144 Shares in KDMV stock and 200,000 options to purchase Common Stock at $0.50 cents per share set to expire on 1-31-2005.

         The JoBasic patent-pending system not only connects the customer to the vendor and the charity, but also to the Account Manager. JoBasic management is passionate about helping communities across America and believes no one can improve the quality of life better than the people who live and work there. JoBasic believes we should all contribute to the whole, be good stewards and neighbors, and that giving back to the communities is smart, durable economics.

ITEM 3.           CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

         As of October 31, 2003, the Company's principal executive officer and principal financial officer, based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a -14 (c) of the Securities Exchange Act of 1934) has concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in the rules of the Securities Exchange Act of 1934.

(b) Changes in internal controls.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect our internal controls subsequent to the date of his evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         We agreed to Federal Mediation with Tim Clinton on December 15, 2003 regarding the possible sale of AACC assets.

ITEM 2.           CHANGE IN SECURITIES

         During the three months ended October 31, 2003, the Company issued the following unregistered securities:

          o A total of 177,000 shares valued at $52,475 issued to 4 investors for services provided; and
          o A total of 6,140,000 shares valued at $2,140,000 issued for 3 separate purchase transactions (Christian Times, Christian Speakers & Artists Agency, American Association of Christian Counselors).

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

                  None.

ITEM 5.           OTHER INFORMATION

                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

31.1 Certification of the Chief Executive Officer of Kingdom Ventures, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer of Kingdom Ventures, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer of Kingdom Ventures, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer of Kingdom Ventures, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Reports on Form 8-K:

*8-k filed on August 7, 2003 regarding purchase of Ministry Values, Inc.
*8-k filed on August 25, 2003 regarding termination of YourNet Plus, Inc. agreement
*8-ka filed on August 25, 2003 showing audit and proforma information for Christian Speakers and Artists Purchase
*8-k filed on September 11, 2003 regarding purchase of American Association of Christian Counselors at 7/31/03
*8-ka filed on October 14, 2003 showing audit and proforma information for Blue Hill Media/Ministry Values for Growing Churches
*8-ka filed on October 16, 2003 showing audit and proforma information for Blue Hill Media/Ministry Values for Growing Churches

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        KINGDOM VENTURES, INC.

Dated:    December 15, 2003             By:  /s/ Gene Jackson
                                             -----------------------------------
                                             Gene Jackson, President
                                             (Principal Executive Officer and
                                             Principal Financial Officer and
                                             Accounting Officer)