Form 10QSB/A
period 2003-10-31
KINGDOM VENTURES INC
filed 2003-12-30
CIK 1130951

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 2003

                                       OR

             [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
                 For the transition period from to ____________

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

Transitional Small Business Disclosure Format (Check one):    Yes [_]     No [X]

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

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            Three months ended                          Nine months ended
                                                     October 31, 2003 October 31, 2002          October 31, 2003 October 31, 2002
                                                     ---------------------------------          ----------------------------------
Revenue:
   Product sales - apparel and gifts                 $    158,122         $    185,156          $    406,865          $    432,535
                                                     ---------------------------------          ----------------------------------
   Product sales - tools and technology                   908,099              657,206             2,458,437             1,939,700
   Product sales - media and marketing                  3,721,493            4,575,714
                                                     ---------------------------------          ----------------------------------
                       Total revenue                    4,787,714              842,362             7,441,016             2,372,235

Cost of goods sold:
   Product sales - apparel and gifts                       68,645              136,234               144,121               302,774
   Product sales - tools and technology                   717,954              537,661             1,902,939             1,460,956
   Product sales - media and marketing                    822,683            1,376,099
                                                     ---------------------------------          ----------------------------------
                 Total cost of goods sold               1,609,282              673,895             3,423,159             1,763,730

Operating expenses:
   Selling                                                411,266               24,574               486,501                63,556
   General and administrative                           2,020,800              237,969             3,040,922               536,501
   Stock based compensation expense                        52,475            3,559,752
   Depreciation expense                                     5,000               11,540
                                                     ---------------------------------          ----------------------------------
                 Total operating expenses               2,489,541              262,543             7,098,715               600,057
                                                     ---------------------------------          ----------------------------------

Other income (loss)                                             0               (1,391)                1,536                (1,391)
                                                     ---------------------------------          ----------------------------------
        Net income (loss) before minority interest        688,891              (95,467)           (3,079,322)                7,057

Minority interest                                               0               15,523                12,069               (18,073)
                                                     ---------------------------------          ----------------------------------
                     Net income (loss)               $    688,891         $    (79,944)         $ (3,067,253)         $    (11,016)
                                                     ==================================          ==================================

Net income (loss) per share -
   basic and diluted                                 $       0.03         $      (0.01)         $      (0.17)         $      (0.00)
                                                     ==================================          ==================================

Weighted average common shares                         22,954,102           10,505,815            18,491,720            10,332,603


See accompanying notes.

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                Three months ended                     Nine months ended
                                                         October 31, 2003 October 31, 2002     October 31, 2003 October 31, 2002
                                                         ---------------------------------     ---------------------------------
OPERATING ACTIVITIES
    Net income (loss)                                    $    688,891       $      (79,945)    $ (3,067,253)        $    (11,016)
    Adjustments to reconcile net income (loss) to
      net cash
          (used in) operating activities:
          Depreciation and amortization                         5,000               10,000           11,540               20,000
          Reissuance of treasury stock for services                 0                3,819                0               58,819
          Stock based compensation                             52,475                    0        3,559,752                    0
       Changes in operating assets and liabilities:
          Accounts receivable                                (575,812)              34,328         (765,405)               1,656
          Inventory                                          (583,271)               3,361         (581,788)             (17,909)
          Prepaid expenses and other assets                (5,554,920)               9,240       (6,348,332)            (282,407)
          Accounts payable and accrued expenses             3,110,901              (15,536)       3,408,790              (46,731)
          Deferred revenue                                          0                    0           67,575                    0
                                                         ---------------------------------     ---------------------------------
    Net cash (used in) operating activities                (2,856,736)             (34,733)      (3,715,121)            (277,588)

INVESTING ACTIVITIES
    Capital expenditures                                     (176,944)             (13,018)        (272,702)             (75,489)
    Cash acquired in acquisition                                    0                    0                0               19,045
    Related parties                                          (682,079)                   0         (682,079)             165,960
                                                         ---------------------------------     ---------------------------------
    Net cash provided by (used in) investing
      activities                                             (859,023)             (13,018)        (954,781)             109,516

FINANCING ACTIVITIES
    Related parties                                         3,192,061                    0        3,347,112              (20,565)
    Minority interest                                               0              (15,523)         (12,069)              18,073
    Proceeds from debt                                        535,078              115,090        1,114,078              353,226
    Principal payments on debt                               (115,000)            (143,453)        (569,580)            (318,287)
    Proceeds from issuance of stock                                 0               17,700          726,706              133,000
                                                         ---------------------------------     ---------------------------------
    Net cash provided by (used in) financing
      activities                                            3,612,139              (26,186)       4,606,247              165,447
                                                         ---------------------------------     ---------------------------------
                           (DECREASE) IN CASH                (103,620)             (73,937)         (63,655)              (2,625)
CASH AT BEGINNING OF PERIOD                                   103,620               86,848           63,655               15,536
                                                         ---------------------------------     ---------------------------------
CASH AT END OF PERIOD                                    $          0         $     12,911     $          0         $     12,911
                                                         =================================     =================================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                               $          0         $          0     $          0         $          0
    Reissuance of treasury stock for goods and
      services                                           $          0         $      3,819     $          0         $     58,819
    Reissuance of treasury stock for fixed assets        $          0                  200     $          0         $        200
    Stock based compensation                             $     52,475         $          0     $  3,559,752         $          0

See accompanying notes.

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                          Series A
                                       Preferred Stock                Common Stock              Treasury Stock
                                 ------------------------------------------------------------------------------------
                                     Shares        Amount        Shares        Amount        Shares         Amount
                                 ------------------------------------------------------------------------------------
Balance, January 31, 2003           1,233,888   $   246,778    12,500,000   $    25,000     1,785,510    $   (76,184)
    Issuance of common stock                                   13,742,602        21,122
    Issuance of treasury stock                                                             (1,785,510)        76,184
    Net (loss) for nine-months
                                 ------------------------------------------------------------------------------------
Balance, October 31, 2003           1,233,888   $   246,778    26,242,602   $    46,122             0    $         0
                                 ====================================================================================

                                    Additional
                                      Paid-in      Accumulated
                                      Capital        Deficit        Total
                                 ---------------------------------------------
Balance, January 31, 2003           $ 1,445,048    $(1,673,076)   $   (32,434)
    Issuance of common stock          5,663,341                     5,684,463
    Issuance of treasury stock          735,811                       811,995
    Net (loss) for nine-months                      (3,067,253)    (3,067,253)
                                 ---------------------------------------------
Balance, October 31, 2003           $ 7,844,200    $(4,740,329)   $ 3,396,771
                                 =============================================


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

                                                             Three Months Ended October 31, 2003
                                    ------------------------------------------------------------------------------------
                                        Apparel &         Tools &         Media &
                                         Gifts          Technology        Marketing       Corporate            Total
                                    ------------------------------------------------------------------------------------
Revenues from external customers      $    158,122     $    908,099     $  3,721,493     $          0      $  4,787,714
Segment profit                        $     89,477     $    190,145     $  2,898,810     ($ 2,489,541)     $    688,891
Segment assets                        $     56,000     $     62,000     $  2,151,009     $  9,469,559      $ 11,738,568

                                                             Nine Months Ended October 31, 2003
                                    ------------------------------------------------------------------------------------
                                        Apparel &         Tools &         Media &
                                         Gifts          Technology        Marketing       Corporate            Total
                                    ------------------------------------------------------------------------------------
Revenues from external customers      $    406,865     $  2,458,437     $  4,575,714     $          0      $  7,441,016
Segment profit                        $    262,744     $    555,498     $  3,199,615     ($ 7,085,110)     ($ 3,067,253)
Segment assets                        $     56,000     $     62,000     $  2,151,009     $  9,469,559      $ 11,738,568

NOTE D - SUBSEQUENT EVENTS

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

On November 15, 2003, the Company acquired Jo Basic, Inc., a Nevada corporation, for $350,000 in cash and notes; 500,000 shares of restricted Section 144 stock of the Company and 200,000 options to purchase the Company's common stock at $.50 per share. Options expire January 31, 2005.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended October 31, 2003 to the Three Months Ended October 31, 2002

         For the three months ended October 31, 2003, we generated revenues of $ 4,787,714.. This is an increase of $ 3,945,352 over the $ 842,362 in revenues in the same period in 2002. The increase in revenues is attributable to growth of existing divisions and newly acquired operations.
         Our cost of goods sold increased $935,386 to $1,609,282 for the three months ended October 31, 2003 from $673,896 for the three months ended October 31, 2002. This increase is proportional to the increased revenue activity. Our operating expenses increased by $2,226,998 from $262,543 for the three months ended October 31, 2002 to $2,489,541 for the three months ended October 31, 2003. The increase is primarily related to the increase of operating divisions recently acquired.

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

STOCK TRANSACTIONS

During the three months ended October 31, 2003, the Company issued the following unregistered securities:


         o A total of 177,000 shares valued at $52,475 issued to 4 investors for services provided; and

         o A total of 6,400,000 shares valued at $2,140,000 issued for 3 separate purchase transactions (Christian

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

Item 2.  Change in Securities

         During the three months ended October 31, 2003, the Company issued the following unregistered securities:


         o A total of 177,000 shares valued at $52,475 issued to 4 investors for services provided; and

         o A total of 6,400,000 shares valued at $2,140,000 issued for 3 separate purchase transactions (Christian Times, Christian Speakers & Artists Agency, American Association of Christian Counselors).

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



                                          KINGDOM VENTURES, INC.



Dated: December 15, 2003                  By: /s/ Gene Jackson
                                              ----------------------------------
                                              Gene Jackson, President
                                              (Principal Executive Officer
                                               and Principal Financial
                                              Officer and Accounting Officer)