Form 10KSB
period 2004-01-31
KINGDOM VENTURES INC
filed 2004-05-18
CIK 1130951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended January 31, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended January 31, 2004 totaled $10,089,614

As of May 3, 2004 the Issuer had 24,427,092 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates on May 3, 2004 was approximately $6,414,726.

Transitional Small Business Disclosure Format: Yes [  ] No [X]

                             Kingdom Ventures, Inc.
                          Annual Report on Form 10-KSB

                                TABLE OF CONTENTS

                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS                                           2

ITEM 2.  DESCRIPTION OF PROPERTIES                                         4

ITEM 3.  LEGAL PROCEEDINGS                                                 4

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               4

                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS                                                           5

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION                                                         6

ITEM 7.  FINANCIAL STATEMENTS                                              7

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                               8

ITEM 8A. CONTROLS AND PROCEDURES                                           8

                                    PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
         EXCHANGE ACT                                                      8

ITEM 10. EXECUTIVE COMPENSATION                                            10

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS                        10

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    11

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                  11

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                            14

SIGNATURES                                                                 15

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

         the uncertainty of consumer demand for Kingdom Ventures' products;

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

         Kingdom Ventures, Inc. does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for Kingdom Ventures' ongoing obligation to disclose material information as required by the federal securities laws.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General
-------

         Kingdom Ventures, Inc. ("Kingdom Ventures," "KDMV," "we," "us," or the "Company"), is a Nevada corporation which was organized on March 17, 1999. Our principal office is located at 1045 Stephanie Way, Minden, Nevada 89423. We
operate        websites       at        www.kdmvcorp.com,        www.iexalt.com,
www.christiantimestoday.com,         www.JoBasic.com,        www.iexaltmall.com,
www.yahwear.com, www.mrroys.com, (collectively, the "KV Websites").

         Kingdom Ventures is a media communications and product company helping churches and their people to grow and impact our world for Christ. The Company's primary media property is Christian Times Today, a nationally impacting monthly newspaper distributed by and to churches, leaders, and business settings across the country. Current circulation is in excess of 300,000 monthly. Iexalt.com provides a variety of chat groups and news information in an electronic format. Our Product Activities are focused on JoBasic, an Internet Charity Shopping Network (scheduled for full public release in July 2004). JoBasic provides e-commerce fundraising potential for every non-profit group in America (called "Organizations with Cause" in the JoBasic community). Kingdom Ventures also owns Mr. Roy Productions, Inc. a Northern Nevada silk screen, embroidery, and production facility that serves a local clientele and provides product support for each of the Company's other activities, including the distribution of "Yahwear," a line of Christian clothing sold in e-commerce, direct mail, and at selected Christian music festivals.

Overview

         Kingdom Ventures, Inc. believes in the local church as the primary vehicle through which to impact local communities. There are approximately 400,000 Protestant churches in the U.S. alone. 94% of them have fewer than 1,000 active members, and therefore limited financial resources to effectively manage the tremendous needs and opportunities before them.

         Our goal is to become the driving force behind the growth of these organizations. We lend our media and communications and fundraising expertise to them, positioning ourselves as a media and development company for the faith community. We help churches focus on their core mission - reaching and teaching the people of God--by providing media and products to impact our culture for Christ.

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

          From February of 2002 through the fall of 2003, Kingdom Ventures acquired a number of independent business units. Towards the latter part of 2003, Kingdom Ventures made the strategic decision to focus its efforts in its Media and JoBasic properties. Consequently, Kingdom Ventures sold its Sierra Candles division, 67% stock ownership in Xtreme Notebooks, Inc., 100% ownership of the stock of American Association of Christian Counselors, 100% of its stock ownership in Christian Speakers & Artists Agency, Inc., and its inventory previously used in the Kingdom Inspirations gift line.

Industry Background; Market for Faith Based Media & Religious Products
----------------------------------------------------------------------

         The Company believes that the market for faith-based media and products is expanding as parents and other family members increasingly search for tools to teach their children Christian values and develop character. The development of a Biblical worldview is an enterprise that our Christian Times Today and Iexalt.com properties are addressing with vigor.

         Cause related marketing is a huge opportunity in the present and future. We believe that our JoBasic property is the premier opportunity for non-profit organizations to utilize the power of cause related commerce in support of their missions. Kingdom Ventures, Inc. is committed to the use of the Internet as a unique sales and marketing channel. Online retailers can interact directly with customers by frequently adjusting their featured selections, editorial insights, shopping interfaces, pricing, and visual presentations. The minimal cost to publish on the Web, the ability to reach and serve a large and global group of customers electronically from a central location, and the potential for personalized low-cost customer interaction provides additional economic benefits for online retailers. Unlike traditional retail channels, online retailers do not have many of the costs of managing and maintaining a significant retail store infrastructure or the continuous printing and mailing costs of catalog marketing. Because of these advantages over traditional retailers, online retailers have the potential to build large, global customer bases quickly and to achieve superior economic returns over the long term.

Competition
-----------

         Kingdom Ventures media products are unique in their reach and distribution. Christian Times Today is the only nationally distributed newspaper with a Christian worldview, and Iexalt.com reaches over 300,000 visitors each month. JoBasic is prepared for its July 2004 launch and has established relationships with a substantial number of national distributors. In addition, the JoCard provides unsurpassed fundraising opportunities for Organizations with Cause.

         We believe that where Kingdom Ventures is unique is in the family of media and products we provide. A local church or private school can come to us for their media and communication needs, their fundraising needs, and their institutional apparel needs.

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

Intellectual Property
---------------------

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

         JoBasic; we have applied for and expect to receive trademark and patent registration for this concept and Internet design and execution standards.

Personnel
---------

         At January 31, 2004, we had approximately 26 employees in all divisions. Our office location in Minden, Nevada houses 3 employees; the remainder of our workforce is in our Mr. Roys production facility in Carson City, and in the JoBasic and Christian Times offices in Nashville, Tennessee. None of our employees are covered by a collective bargaining agreement.

         Our success will also be significantly impacted by our ability to attract and maintain key personnel. In particular, our success depends on the continued efforts of our senior management team. The loss of the services of any executive officers or other key contract employees could have an adverse effect on our business. If we are unable to manage growth effectively, our business could be materially adversely affected. We do not currently have key man life insurance on any of our directors or executive officers.

ITEM 2.  DESCRIPTION OF PROPERTIES

         Kingdom Ventures owns no real property. Our operations are housed in the following locations:

         1) A 3,500 square foot residential office in Minden, Nevada;
         2) A 6,000 square foot production facility for Mr. Roy Productions in Carson City, Nevada; and
         3) A 2,500 square foot office in Nashville, Tennessee for JoBasic and Christian Times.

         All of the above facilities are leased on an annual basis.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to our stockholders for vote during the fourth quarter of the fiscal year ended January 31, 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Kingdom Ventures' common stock is traded on the Over The Counter Bulletin Board (OTCBB: KDMV). Kingdom Ventures began to trade on January 13, 2003. The high and low closing prices of our common stock, during the period of the last fiscal year in which there was trading (January 13, 2003 to January 31, 2004) is set forth below. The prices reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

                                                   High               Low
                                                   ----               ---
         2003 First Quarter                        1.00               .28
         2003 Second Quarter                       1.02               .32
         2003 Third Quarter                         .38               .26
         2003 Fourth Quarter                        .28               .13

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

         As of May 3, 2004, there were approximately 4,000 holders of record of our common stock.

         The following table sets forth certain information relating to equity securities authorized for issuance under compensation plans:

                      EQUITY COMPENSATION PLAN INFORMATION

--------------------------------- ------------------------------ ------------------------------- ------------------------------
                                   NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE EXERCISE         NUMBER OF SECURITIES
                                     ISSUED UPON EXERCISE OF     PRICE OF OUTSTANDING OPTIONS,      REMAINING AVAILABLE FOR
                                      OUTSTANDING OPTIONS,            WARRANTS AND RIGHTS        FUTURE ISSUANCE UNDER EQUITY
                                       WARRANTS AND RIGHTS                                            COMPENSATION PLANS
                                                                                                     (EXCLUDING SECURITIES
                                                                                                    REFLECTED IN COLUMN (A))
--------------------------------- ------------------------------ ------------------------------- ------------------------------
                                               (A)                             (B)                          (C)
--------------------------------- ------------------------------ ------------------------------- ------------------------------
   EQUITY COMPENSATION PLANS                 250,000                          .50                           750,000
  APPROVED BY SECURITY HOLDERS
--------------------------------- ------------------------------ ------------------------------- ------------------------------

--------------------------------- ------------------------------ ------------------------------- ------------------------------
 EQUITY COMPENSATION PLANS NOT
  APPROVED BY SECURITY HOLDERS                  0                              0                               0
--------------------------------- ------------------------------ ------------------------------- ------------------------------

--------------------------------- ------------------------------ ------------------------------- ------------------------------
             TOTAL                           250,000                          .50                           750,000
--------------------------------- ------------------------------ ------------------------------- ------------------------------

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read together with our financial statements and accompanying notes to the financial statements which are included within Item 7 of this Form 10-KSB.

Forward-Looking Statements
--------------------------

         This annual report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this annual report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Kingdom Ventures' actual results may differ significantly from management's expectations. We disclaim any duty to update any forward-looking statements contained in this annual report.

General
-------

         For a discussion of the history and development of Kingdom Ventures, Inc., see the "History" discussion in Item 1 of this Form 10-KSB.

Results of Operations
---------------------

         Kingdom Ventures has continued to grow and develop its business model. During the year ended January 31, 2004 ("Fiscal Year 2003"), we reported a gain from ordinary operations of $224,667. These results compare to a loss of $793,480 during the year ended January 31, 2003 ("Fiscal Year 2002") which resulted primarily from acquisition costs related to modifying our business model, deferred compensation, consulting, and the costs of becoming a publicly traded company. Other income and expenses resulted in a loss from other income/expense of $1,966,857. Of this total, Kingdom Ventures recognized one-time expense items in the amount of $2,904,000 relating primarily to stock compensation expense for Resource Capital Management consultants in a stock restructure plan entered into during the first quarter of the fiscal year.

Revenues
--------

         Revenues for Fiscal Year 2003 were $10,089,615, compared to $3,194,813 for Fiscal Year 2002. This increase of $6,894,802 or 216% is attributable to the activities of AACC, Christian Speakers and Artist, and, to a lesser extent, increased revenues at Mr. Roy Productions, and Xtreme Notebooks, Inc. Because our business strategy has been modified, fiscal 2004 results will be dependent on our ability to insure the growth of our Christian Times Today and JoBasic business units, both of which will be fully functional in the 2nd and 3rd quarter of FY2004.

Cost of Goods Sold
------------------

         Cost of goods sold were $4,737,030 in Fiscal Year 2003 as compared to $2,456,817 in Fiscal Year 2002, an increase of $2,280,213 or 93%. The increase in total cost of goods is directly related to activities at AACC, Christian Speakers and Artist and, to a lesser extent, increased activity at Mr. Roy Productions and Xtreme Notebooks, Inc. Given the strategic realignment of the business operations, we expect Cost of Goods sold to be a dramatically smaller portion of future financial reports.

Selling, General and Administrative
-----------------------------------

         Selling expenses were $927,744 in Fiscal Year 2003 as compared to $66,309 in Fiscal Year 2002, an increase of $861,435 or 1,299 %. General and administrative expenses were $ 4,200,174 in Fiscal Year 2003 as compared to $849,642 in Fiscal Year 2002, an increase of $3,350,532 or 394%. The increases in both Selling Expenses and General & Administrative Expenses are directly related to activities at AACC, Christian Speakers and Artist and, to a lesser extent, increased activity at Mr. Roy Productions and Xtreme Notebooks, Inc.

Liquidity and Capital Resources
-------------------------------

         As of January 31, 2004, our liquid assets were $17,665, compared to $63,655 as of January 31, 2003.

         Historically, we have financed our operations through product sales, proceeds from the private placement of common stock, and borrowings from J&J Holdings, Inc., our former majority stockholder. Recently, J & J Holdings, Inc. has diversified its holdings, and our majority shareholder is now GBJ, Inc. In addition, a portion of our assets and expenses has been paid by the issuance of our common stock. During Fiscal 2003, we issued 2,754,950 shares for services valued at $1,174,190, 1,100,000 shares valued at $289,000 for purchase of assets, and 8,707,162 shares for cash valued at $1,200,670 during Fiscal Year 2003. If the revenues from operations are not sufficient, we intend to obtain additional funds through the incurrence of additional indebtedness or the issuance of additional equity securities. There is no assurance that additional lines of credit will be made available to us or that there will be purchasers of for our equity securities.

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

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are included herein at pages F-1 through F-13:

         Consolidate Balance Sheet as of January 31, 2004

         Consolidated Statement of Operations for the Twelve Months ended January 31, 2004 and January 31, 2003

         Statements of Changes in Stockholders' Equity for the Twelve Months ended January 31, 2004 and January 31, 2003

         Statements of Cash Flows for the Twelve Months ended January 31, 2004 and January 31, 2003

         Notes to Consolidated Financial Statements

F-1 CONSOLIDATED BALANCE SHEET AT JANUARY 31, 2004         DRAFT/unaudited


CURRENT ASSETS                                       JANUARY 31,     JANUARY 31,
                                                            2004            2003

Cash & Checking Accounts                                  17,665          63,655
Accounts Receivable                                      107,250          25,848
Inter-Company Transfer                                   -61,265
Undeposited Funds                                            406
Inventory
                                                                         231,333
Notes Receivable                                         739,886

Total Current Assets                                     803,942

Total Fixed Assets(Less Depreciation)                    180,044         126,235

Other Assets                                             573,444         506,386

Total Assets                                           1,557,430         953,457


CURRENT LIABILITIES

ACCOUNTS PAYABLE                                          98,789         478,500
Other Current Liabilities
      Accrued Interest                                    12,184
Notes Payable

            GBJ, Inc.                    632,873
            Howard Dix                    50,250
            John Howell                   71,700
            JP Jackson, Inc.             316,753
            VisionQuest Ministries       218,374
            Notes Payable                  5,700

TOTAL NOTES PAYABLE                                    1,295,651         485,068
            Sales Tax Payable-MR                           2,993
            Sales Tax Payable-KV                           9,124

TOTAL OTHER CURRENT LIABILITIES                        1,319,953

Minority Interest                                                         22,323
Total Current Liabilities                              1,418,742         985,891

Equity

Treasury Stock (at cost)                                                 -76,184
Common Stock-KV                                           84,929          25,000
Common Stock-JoBasic                                     155,000               0
Preferred Stock                                          246,778         246,778
Paid-In-Capital                                        4,386,884       1,445,048
Accumulated Deficit                                   -4,734,903      -1,673,076


TOTAL LIABILITIES & EQUITY                             1,557,430         953,457

F-2  CONSOLIDATED STATEMENT OF OPERATIONS                  DRAFT/unaudited

                                           FEB '03 - JAN 04   FEBRUARY 02-JAN 04
Ordinary Income/Expense
Income

            Total Sales                    10,089,614                  3,194,813

      TOTAL INCOME                         10,089,614                  3,194,813

Cost of Goods Sold
            Cost of Goods Sold              4,675,969                  2,456,817
      Total COGS                            4,675,969                  2,456,817

GROSS PROFIT                                5,413,646                    737,996

Expense
      G & A Expense                         4,200,173                     66,309
      Selling Expense                         927,744                    861,754

TOTAL EXPENSE                               5,127,917                    928,063

NET ORDINARY INCOME                           285,728                   -190,067

Other Income/Expense
      Other Income



Other Expense                                  50,721
Charge for Restructuring                                                -370,900
Contributions                                   1,250                     84,758
Public Corporation Expense                    157,396                      7,984
Stock Compensation Expense                  2,904,863                    459,950
Total Other Expense                         3,434,411                    603,413

Net Other Income                           -3,434,411                   -603,413

NET INCOME                                 -3,148,683                   -793,480

F-3 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE TWELVE MONTHS ENDED JANUARY 31, 2004 AND JANUARY 31, 2003

                                                           Common                  Treasury
                                    Preferred A            Stock                   Stock            Paid in    Accum.      Totals
                                    Shares       Amt.      Shares       Amt.       Shares     Amt   Capital    Deficit


10/31/03                            1,233,888    $246,778  26,242,602      46,122        0    0     7,844,200  -4,740,329  3,396,771


Issue Common Stock                                            308,400     452,600
Prior Stock Reversion/Sale                                             -6,000,000  -10,000    0    -2,190,000
Net (loss) 3 months ended 1/31/04                                                                                  -5,426

Totals 1/31/04                      1,233,888    $246,778  23,326,602     488,722        0    0     5,654,200  -4,734,903  2,974,434

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JANUARY 31, 2004

1.  BUSINESS AND CONSOLIDATION

Kingdom Ventures, Inc. ("KDMV", "The Company"), is a Nevada corporation which was organized on March 17, 1999. Principal offices are located at 1045 Stephanie Way, Minden, Nevada 89423. KDMV operates websites at www.kdmvcorp.com, www.iexalt.com, www.christiantimestoday.com, www.iexaltmall.com, www.yahwear.com, www.mrroys.com, (collectively, the "KV Websites").

         Kingdom Ventures is a media communications and product company helping churches and their people to grow and impact the world for Christ. The Company's primary media property is Christian Times Today, a nationally impacting monthly newspaper distributed by and to churches, leaders, and business settings across the country. Current circulation is in excess of 300,000. Iexalt.com provides a variety of chat groups and news information in an electronic format. KDMV Product Activities are focused on JoBasic, an Internet Charity Shopping Network (scheduled for full public release in July 2004). JoBasic provides e-commerce fundraising potential for every non-profit group in America (called "Organizations with Cause" in the JoBasic community). Kingdom Ventures also owns Mr. Roy Productions, Inc. a Northern Nevada silk screen, embroidery, and production facility that serves a local clientele and provides product support for each of the Company's other activities, including the distribution of "Yahwear," a line of Christian clothing sold in e-commerce, direct mail, and at selected Christian music festivals.

The accompanying financial statements for fiscal 2004 include the accounts of the Company and its subsidiaries. All significant intercompany transactions and account balances have been eliminated.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Management has determined that no allowance for doubtful accounts is necessary as of January 31, 2004.

INVENTORIES

The company maintains no physical inventories.

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

        Leasehold improvements                                10 years
          Equipment                                           10 years
          Furniture and fixtures                               7 years

GOODWILL AND INTANGIBLES

Goodwill and intangibles represent the excess of cost over the fair value of tangible net assets acquired. Goodwill and intangibles arising from acquisitions initiated on or prior to June 30, 2001 are amortized over 3 years using the straight-line method. Goodwill and intangibles arising from acquisitions initiated after June 30, 2001 are not amortized. See New Accounting Standards for further discussion. The Company reviews goodwill and intangibles to evaluate whether events or changes have occurred that would suggest an impairment of carrying value. The Company assesses the recoverability of these intangibles by determining whether the amortization of these intangibles over their remaining lives can be recovered through undiscounted future net cash flows of the acquired operations. The amount of impairment, if any, is measured by the amount in which the carrying amounts exceed the projected discounted future operating cash flows. Accumulated amortization as of January 31, 2004 and 2003 was $21,086.

ADVERTISING AND PROMOTIONAL EXPENSES

The Company expenses advertising and promotional costs as they are incurred. Advertising and promotional expenses for the periods ended January 31, 2004 and 2003 were $927,744 and $66,309 respectively.

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

CONCENTRATIONS OF CREDIT RISK

As of January 31, 2004 and 2003, there were no customers that represented a significant percentage of sales or accounts receivable. Concentrations with respect to trade receivables are generally limited due to the Company's large number of customers and their geographic and economic dispersion. Financial instruments that potentially subject the Company to credit risks consist primarily of cash accounts on deposit with banks which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk related to cash or accounts receivable.

TREASURY STOCK

During the years ending January 31, 2004 and 2003, the Company reissued 2,754,950 shares of stock and 623,850 shares of treasury stock in noncash transactions for goods and services valued at $1,174,190 and $457,804 respectively.

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

SHIPPING EXPENSE AND HANDLING EXPENSE

Shipping and handling costs include costs associated with the selection of products and delivery to customers. Included in operating expenses are shipping and handling cost of approximately $67,755 and approximately $13,773 in fiscal 2003.

NEW ACCOUNTING STANDARDS

In November 2002, the EITF reached a consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This issue provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods, interim or annual, beginning after June 15, 2003. KDMV adopted Issue No. 00-21 on August 1, 2003. The adoption of Issue No. 00-21 did not have a material impact to our consolidated financial position, results of operation, or cash flows.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 (except for mandatory redeemable noncontrolling interests). For all instruments that existed prior to May 31, 2003, SFAS 150 is effective at the beginning of the first interim period beginning after June 15,2003 (except for mandatorily redeemable noncontrolling interests). For mandatorily redeemable noncontrolling interests, the FASB has deferred certain provisions of SFAS 150. The adoption of SFAS 150 did not have a material effect on our consolidated financial position, results of operation or cash flows.

In December 2003 the SEC issued Staff Accounting Bulletin ( SAB) No. 104, Revenue Recognition. SAB 104 codifies, revises and rescinds certain sections of SAB No. 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Accordingly, there is no impact to our results of operations, financial position or cash flows as a result of the issuance of SAB No. 104.

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation no. 46R, Consolidation of Variable Interest Entities ( FIN 46R). FIN 46R requires the application of either FIN 46 or FIN 46R by Public Entities to all Special Purpose Entities (SPE) created prior to February 1, 2003 as of December 31, 2003 for calendar year-end companies. FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 at the end of the first interim or annual period ending after March 15, 2004. For all entities created subsequent to January 31, 2003, Public Entities were required to apply the provisions of FIN 46. The adoption of FIN 46 did not have a material impact to our consolidated financial position, results of operation or cash flows. The adoption of FIN 46R for SPEs did not have an impact to our consolidated financial position, results of operation or cash flows, and we do not believe the adoption of FIN46R for non SPEs will have a material impact to our consolidated financial position, results of operations or cash flows.

NET GAIN PER SHARE

Basic loss per share is based on the weighted average number of common shares outstanding during the year. Stock options were not included in the computations because they would have been antidilutive.

REVENUE RECOGNITION

The Company divides revenue operations into two departments. These departments include media and product operations. Media operations are primarily conducted through Christian Times Today and iexalt.com. Discontinued(sold) media operations include American Association of Christian Counseling, Ministry Values for Growing Churches, and Christian Speakers & Artists Agency. Product activities are primarily carried out through JoBasic and Mr. Roy Productions. Discontinued (sold) product operations include Xtreme Notebooks, Inc. and the Inspirations gift line of products.

3.  STOCK OPTIONS

The Company has reserved 1,000,000 shares of treasury stock for options. From time to time at the discretion of the Board of Directors, stock options are granted to directors, officers, employees and certain consultants. Options issued expire not more than five years after the grant date. In March 2003, options were granted to three Directors totaling 250,000 shares at $.50 per share. These options expire March 4, 2008. As of January 31, 2004, 750,000 shares were available for options. No compensation expense has been recorded related to these options in accordance with APB No. 25.

4.  COMMITMENTS AND OTHER CONTINGENCIES

Litigation- KDMV is currently involved in litigation with two parties. While the company is defending itself against these claims, the potential loss to the company should negative outcomes occur is approximately $ 120,000, plus legal fees.

Securities and Exchange Commission Inquiry- During the fiscal year ended January 31, 2004, KDMV received informal request from the Securities and Exchange Commission to voluntarily provide information relating to a Form 8K and associated press releases referring to a Web Hosting Agreement with YourNetPlus.com. KDMV has provided the information to the SEC and intends to continue to cooperate in responding to the inquiry. In accordance with its normal practice, the Securities and Exchange Commission has not advised KDMV when its inquiry may be concluded, and KDMV is unable to predict the outcome of this inquiry.

5.   NOTES PAYABLE

                                                                     January 31,
                                                                        2004
                                                                     -----------
Note payable to GBJ, Inc., the majority shareholder,
bearing interest at 7% per annum, payable no
later than  January  31,  2005.                                         $632,873

Note payable to a corporation, bearing interest at 7% per annum,
payable no later than January 31, 2005                                   316,753

Note payable to a corporation, bearing interest at 7% per annum,
payable no later than January 31, 2005                                   218,324

Note payable to a director, bearing interest at 5% per annum,
payable no later than December 31, 2002.                                  50,250

Note payable to a former employee and Director, bearing interest at 5%
per annum (imputed rate), payable on demand.                              71,700

Notes payable bearing interest at 2% per month, payable on demand.         5,750
                                                                     ===========
                                                                     $ 1,295,650

6.  OPERATING LEASES

The Company leases property and equipment under several operating leases. Terms range from 30 days to three years. Rent expense for the years ended January 31, 2004 and 2003 was $90,818 and $30,066 respectively.

The following is a schedule of future minimum lease payments for operating leases with initial or remaining noncancelable lease terms in excess of one year:

                      2004              36,000
                      2005              28,000
                                      --------
                                      $ 64,000
                                      ========

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

Deferred income taxes reflect the net tax affects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets:
   Net operating loss carryforwards                              $    4,836,990
   Valuation allowance for deferred tax assets                       (4,836,990)
                                                                 ---------------
Net deferred tax assets                                          $            0
                                                                 ===============


Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The Company had net operating loss carryforwards for federal income tax purposes of approximately $4,836,990 as of January 31, 2004. These carryforwards if not utilized to offset taxable income begin to expire in 2014. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

8. SERIES A PREFERRED STOCK

Designation and Number in Series. There shall be a series of preferred stock of the Corporation designated the "Series A Preferred Stock" (the "Series A Preferred Stock"), and the number of shares constituting such series shall be 1,233,888 shares, having $.001 par value per share. The Series A Preferred Stock shall, with respect to all preferences, limitations and relative rights hereof be senior to, the common stock of the Corporation, $.001 par value per share (the "Common Stock"), and all shares of preferred stock of the Corporation outstanding on the date of issuance of the Series A Preferred Stock other than the Series A Convertible Preferred Stock.

Dividends and Distributions. The holders of outstanding Series A Preferred Stock shall not be entitled to receive interest of dividends on the shares of Series A Preferred Stock.

Liquidation. In the event that there is (a) any liquidation, dissolution or winding up of the corporation of (b) there shall occur an Extraordinary Transaction (as defined in Section 4 hereof) (either, a "Liquidation Event") the holders of shares of the Series A Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders, before any payment shall be made in respect of the Common Stock or any other securities ranking junior to the Series A Preferred Stock, the "Liquidation Value" of the Series A Preferred Stock. For the purposes of this Certificate of Designations, "Liquidation Value" shall mean an amount equal to $.20 per share of Series A Preferred Stock. If the assets of the Corporation shall be insufficient to permit the payment in full to the holders of the Series A Preferred Stock and any stock of the Corporation ranking on parity with the Series A Preferred Stock of all amounts distributable to them under this Section 3 or the corresponding section of the Certificate of Designations establishing such series, then the entire assets of the Corporation available for such distribution shall be distributed ratably among the holders of the Series A Preferred Stock and the stock ranking on parity Series A Preferred Stock in proportion to the full preferential amount each such holder is otherwise entitled to receive.

Notice of Extraordinary Transactions. In the event of (I) a merger or consolidation of the Corporation with or into another corporation resulting in more than 50% of the outstanding shares of the surviving corporation's voting stock being owned by a person or persons other than the shareholders of the Corporation as of the date immediately prior to such merger or consolidation;
(ii) a share exchange of voting stock of the Corporation resulting in more than 50% of the outstanding shares of the Corporation's voting stock being owned by a person or persons other than the shareholders of the Corporation as of the date immediately prior to such share exchange; (iii) the sale of voting stock of the Corporation resulting in more than 50% of the outstanding shares of the Corporation's voting stock being owned by a person or persons other than the shareholders of the Corporations of the date immediately prior to such sale; or
(iv) the sale, transfer or lease of all, or substantially all, of the assets of the corporation (each, an extraordinary Transaction"), the Corporation shall, within ten (10) days after the date the Board of Directors approves such transaction, give each holder of record of the Series A Preferred Stock written notice of the proposed action, including the date on which such action is scheduled to be taken, a description of the stock, cash and property to be received by the holders of shares of Common Stock and Series A Preferred Stock upon consummation of the proposed action and the date of delivery thereof. If any material change in the facts set forth in the notice shall occur, the Corporation shall promptly give written notice to each holder of the Series A Preferred Stock of such material change.

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

9. DEFERRED COMPENSATION

Deferred compensation of $350,000 was paid in prior years and is incorporated in the notes payable section to two corporations as a liability of the company.

10.  GOING CONCERN

These statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred net losses of $4,836,990 from inception to January 31,2004.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, Kingdom Ventures conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation, Kingdom Ventures' principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no significant change in Kingdom Ventures' internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Officers
----------------------

         All of our directors are elected annually by the Company's stockholders and hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified, unless they sooner resign or cease to be directors in accordance with our Articles of Incorporation. Our executive officers are appointed by and serve at the pleasure of our Board of Directors.

         The directors and executive officers of the Company are set forth below:

Name                               Age                    Position                        Director Since
----                               ---                    --------                        --------------
Gene Jackson                       41               Director, President,                       1999
                                                   Secretary and Treasurer
Howard Dix                         71                     Director                             2001
Don Scheib                         69                     Director                             2002

         GENE JACKSON. Mr. Jackson founded the Company in March 1999 and has served as a director and as our President, Secretary and Treasurer since that time. In this capacity, Mr. Jackson's duties include those of a chief executive officer, although he does not carry this title. From April 1992 to June 1998, Mr. Jackson served as President of Carson Valley Printing, Inc., a large commercial printer. From June 1998 to March 1999, Mr. Jackson was an independent printing industry consultant. During that time he also started American Sports Marketing, Inc., which sold plush bears named for famous athletes. From September 1995 to 1998, he also served as Vice President of Apostles Publishing Company, specializing in Bible curriculum for children, which was sold to Standard Publishing, a division of Standex, a publicly traded company, during his term as Vice President.

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

Key Personnel
-------------

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

Audit Committee
---------------

         The Company does not have a separately designated standing audit committee, or a committee performing similar functions. The Company also does not have an audit committee financial expert (as defined in Item 401 of Regulation S-B).

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

                                               Number                   Transactions not    Known failures to file
      Name and Relationship                    of late reports          timely reported     a required form
      ---------------------                    ---------------          ---------------     ---------------
      Gene Jackson, Director, President,
      Secretary and Treasurer                              1                     1                     1
      Howard Dix, Director                                 0                     0                     1
      Don Scheib, Director                                 0                     0                     1
      J & J Holdings, Inc., former 10%                     5                     5                     1
      shareholder
      GBJ, Inc., 10% shareholder                           1                     1                     0

Code of Ethics
--------------

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company. The Code of Ethics is filed herewith as Exhibit 14.1.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth compensation information for our Chief Executive Officer for the fiscal years ended January 31, 2003 and 2002.

                           SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM
                                                        ANNUAL COMPENSATION                   COMPENSATION
                                                  ________________________________           ______________
                                                                               OTHER                                   ALL
                                                                              ANNUAL                                  OTHER
         NAME AND              YEAR ENDED                                     COMPEN-      OPTIONS      LTIP         COMPEN-
    PRINCIPAL POSITION         JANUARY 31       SALARY          BONUS        SATION(1)     GRANTED     PAYOUT         SATION
Gene Jackson,
Director, President,
Secretary and Treasurer          2003          $100,000          -0-             -0-       100,000      -0-             -0-
                                 2002          $100,000          -0-           $250,00       -0-        -0-             -0-

1) Mr. Jackson was granted $250,000 of deferred compensation in January of 2003 for his previous 3 years service without salary. This amount was booked as an expense in Fiscal Year 2002.

         To date, we have paid no cash compensation to our directors for their services as directors. We have no standard arrangements to pay any such compensation to our directors in their capacity as directors, other than reimbursement for expenses incurred in connection with their services as directors.

         In March of 2003, we granted 100,000 options to Gene Jackson and 100,000 options to Howard Dix for their service as Directors of the Company. In March of 2003 we also granted 50,000 options to and to Don Scheib for his service as a Director of the Company. These options are exercisable at $.50 and expire on March 4, 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 1, 2004 by:
(i) each person known to us to own more than five percent (5%) of any class of our voting securities; (ii) each of our executive officers and directors; and
(iii) all our directors and officers as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown. Unless otherwise noted in the table below, each executive officer and director can be contacted at our principal offices.

                                                                                     Beneficial    Percent of
                           Beneficial                    Beneficial    Percent of    Ownership      Series A
                          Ownership of   Percent of     Ownership of     Class B     of Series A   Preferred
                            Common      Common Stock      Class B     Common Stock   Preferred       Stock          Percent of
 Name and Address(1)        Stock       Outstanding(2)  Common Stock  Outstanding(3)   Stock       Outstanding    Actual Voting
-------------------        ---------    --------------  ------------  -----------    ----------    -----------      ---------
GBJ, Inc.                        --            --        10,000,000      44.38%       1,233,888        100%           87.45%
J & J Holdings, Inc.       1,295,928         5.31%          191,856          *              --          --                *
Gene Jackson               2,100,000 (4)     8.60%              --          --              --          --                *
Howard Dix                   232,500 (5)        *               --          --              --          --                *
Don Scheib                   106,000 (6)        *               --          --              --          --                *

All directors and          2,438,500         9.98%              --          --        1,233,888        100%               *
executive officers
as a group (3
persons)

-------------------------
* Less than 1%.
(1) Unless otherwise noted, the address of each of these persons is c/o the Company, 1045 Stephanie Way, Minden, NV 89423.
(2) Based on an aggregate of 24,427,092 shares of Common Stock outstanding on May 3, 2004.
(3) Based on an aggregate of 22,410,762 shares of Series B Common Stock outstanding on May 3, 2004.
(4) Includes shares owned of record by GBJ, Inc. and 100,000 options received for serving as a Director of the Company.
(5) Includes 100,000 shares of Common Stock underlying options exercisable within 60 days of May 3, 2004.
(6) Includes 50,000 shares of Common Stock underlying options exercisable within 60 days of May 3, 2004.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of January 31, 2004, we owed $632,873 to GBJ, Inc., a Nevada corporation controlled by Gene Jackson, our President, Secretary, Treasurer and a Director, and his wife, Barbara Jackson.

         As of January 31, 2003, we owed $316,753 to JP Jackson, Inc., a Nevada corporation owned and controlled by John & Pamela Jackson and their children. John Jackson is the brother of Gene Jackson.

         On January 31, 2001 and previously, we borrowed $53,570 from Howard Dix, one of our directors, for which we executed an unsecured promissory note in that amount in his favor. One principal payment was made on the note and the current note principal balance is $50,250. The note bears interest at 5% per year and was due September 30, 2001. The Company did not pay the note when it became due. However, Mr. Dix has not demanded payment and has agreed to allow the Company to continue to make periodic interest payments on the note.

         In early 2003, the company entered into an agreement with John Howell, a former director and employee, whereby various financial matters were settled into a comprehensive agreement for the company to pay Mr. Howell $71,700. Currently, the agreement is in dispute because of monies that were to be accredited to Kingdom Ventures from Mr. Howell and the company feels certain that it will ultimately owe substantially less than the $71,700 note represented on its books and records.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

Exhibit No.       Description of Exhibit
-----------       --------------------------------------------------------
2.1               Asset Purchase Agreement, dated June 24, 2003, between the
                  Company's majority owned subsidiary Kingdom Communications
                  Group, Inc. and Christian Speakers & Artists, Inc., a wholly owned subsidiary of RegalWorks, Inc. (1)

2.2 Asset Purchase Agreement, dated July 31, 2003, between the Company's majority owned subsidiary Kingdom Communications Group, Inc. and Blue Hill Media, Inc. (2)

2.3 Agreement and Plan of Merger, dated July 31, 2003, between the Company, the Company's wholly owned subsidiary AACC Acquisition Corporation, Inc., American Association of Christian Counselors, Inc., and Dr. Timothy E. Clinton. (3)

2.4              Settlement  Agreement  and Release,  dated  December 15, 2003,
                  between  the  Company,   American   Association  of  Christian
                  Counselors, Inc., Visionquest Ministries, Inc., Dr. Timothy E. Clinton, Gene R. Jackson, and Dr. John Jackson. (4)

2.5               Asset Purchase Agreement by and among Kingdom Ventures, Inc.
                  and iExalt, Inc. dated  February  3, 2003.

3.1 Amended and Restated Articles of Incorporation of Legends of the Faith, Inc. (5)

3.2               Amended and Restated Bylaws of Legends of the Faith, Inc. (5)

3.3               Amendment   to  the   Amended   and   Restated   Articles   of
                  Incorporation of Legends of the Faith, Inc. (6)

3.4               Amendment   to  the   Amended   and   Restated   Articles   of
                  Incorporation of Kingdom Ventures, Inc. (6)

4.1 Certificate of Designations of Limitations, Preferences, and Relative Rights of the Series B Common Stock. (6)

4.2               Promissory  Note  between  the  Company  and  Dr.  Timothy  E.
                  Clinton. (7)

10.1 Unsecured Promissory Note by Kingdom Ventures, Inc. in the principal amount of $53,750 in favor of Howard Dix dated January 31, 2001. (8)

10.2 Unsecured Promissory Note by Kingdom Ventures, Inc. in the principal amount of $246,777.65 in favor of J&J Holdings, Inc. dated January 31, 2003.

10.3              2003 Stock Compensation Plan. (9)

10.4 Exchange Agreement between J&J Holdings, Inc. and Kingdom Ventures, Inc., dated as of February 3, 2003.

10.5              Code of Ethics and Business Conduct of Officers, Directors and
                  Employees.

21.1              List of Subsidiaries.

31.1 Certification by Gene Jackson, principal executive officer and principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Gene Jackson, principal executive officer and principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1              Consulting  Agreement  between the Company and John Huff. (10)
________________

           (1) Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 25, 2003.

           (2) Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 7, 2003.

           (3) Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 11, 2003.

           (4) Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 30, 2003.

           (5) Incorporated by reference to the Company's Registration Statement on Form 10-SB (Registration No. 000-32273) filed with the Securities and Exchange Commission on January 31, 2001.

           (6) Incorporated by reference to the Company's Form 8-A filed with the Securities and Exchange Commission on May 5, 2003.

           (7) Incorporated by reference to the Company's Form 8-K/A filed with the Securities and Exchange Commission on December 10, 2003.

          (8) Incorporated by reference to the Company's Registration Statement on Form 10-SB, as amended (Registration No. 000-32273) filed with the Securities and Exchange Commission on October 22, 2001.

           (9) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-103031) filed with the Securities and Exchange Commission on February 7, 2003.

          (10) Incorporated by reference to the Company's Form S-8 filed with the Securities and Exchange Commission on March 19, 2004.

           (b)    Reports on Form 8-K

         On December 30, 2003, the Company filed a Form 8-K reporting under Item 2 the execution of a Settlement and Release Agreement, whereby the Company's wholly owned subsidiary, AACC Acquisition Corporation, Inc. unwound its merger with American Association of Christian Counselors, Inc.

         On December 10, 2003, the Company filed a Form 8-K/A amending a Form 8-K that was filed on September 9, 2003 and reporting under Item 2 the merger of the Company's wholly owned subsidiary, AACC Acquisition Corporation, Inc. with American Association of Christian Counselors, Inc. The following financial statements were filed with this Form 8-K/A: (i) Audited Consolidated Balance Sheets of American Association of Christian Counselors, Inc. as of July 31, 2003 and December 31, 2002; (ii) Audited Consolidated Statements of Operations and Accumulated Deficit of American Association of Christian Counselors, Inc. as of July 31, 2003 and December 31, 2002; (iii) Audited Consolidated Statements of Cash Flows of American Association of Christian Counselors, Inc. as of July 31, 2003 and December 31, 2002; (iv) Unaudited Pro Forma Balance Sheet of Kingdom Ventures, Inc. for the year ended January 31, 2003; and (v) Unaudited Pro Forma Statement of Operations of Kingdom Ventures, Inc. for the year ended January 31, 2003.

         On December 9, 2003, the Company filed a Form 8-K/A amending a Form 8-K that was filed on September 9, 2003 and reporting under Item 2 the merger of the Company's wholly owned subsidiary, AACC Acquisition Corporation, Inc. with American Association of Christian Counselors, Inc. The following financial statements were filed with this Form 8-K/A: (i) Audited Consolidated Balance Sheets of American Association of Christian Counselors, Inc. as of July 31, 2003 and December 31, 2002; (ii) Audited Consolidated Statements of Operations and Accumulated Deficit of American Association of Christian Counselors, Inc. as of July 31, 2003 and December 31, 2002; (iii) Audited Consolidated Statements of Cash Flows of American Association of Christian Counselors, Inc. as of July 31, 2003 and December 31, 2002; (iv) Unaudited Pro Forma Balance Sheet of Kingdom Ventures, Inc. for the year ended January 31, 2003; and (v) Unaudited Pro Forma Statement of Operations of Kingdom Ventures, Inc. for the year ended January 31, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees
----------

The aggregate fees billed for professional services rendered by the Company's independent auditors for the audit of the Company's financial statements, for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB, and for other services normally provided in connection with statutory filings were $64,900 and $56,000 for the years ended January 31, 2004 and January 31, 2003, respectively.

Audit-Related Fees
------------------

The Company did not incur any fees for professional services rendered by the Company's independent auditors that are reasonably related to the performance of the audit or review of the Company's financial statements and not included in "Audit Fees" during the years ended January 31, 2004 and January 31, 2003.

Tax Fees
--------

The aggregate fees billed for professional services rendered by the Company's independent auditors for tax compliance, tax advice, and tax planning were $2,300 and $2,500, for the years ended January 31, 2004 and January 31, 2003, respectively. The services for which such fees were paid consisted of the preparation and filing of appropriate federal tax returns for each year.

All Other Fees
--------------

The Company did not incur any fees for other professional services rendered by the Company's independent auditors during the years ended January 31, 2004 and January 31, 2003.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            KINGDOM VENTURES, INC.

DATE: May 13, 2004                          /s/ Gene Jackson
                                           ------------------------------------
                                            Name: Gene Jackson
                                            (Principal Executive, Financial &
                                            Accounting Officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


Signature                           Title                              Date
---------                           -----                              ----

/s/ Gene Jackson                    President, Secretary,           May 13, 2004
----------------------------
Gene Jackson                        Treasurer and Director

/s/ Howard Dix                      Director                        May 13, 2004
----------------------------
Howard Dix

/s/ Don Scheib                      Director                        May 13, 2004
----------------------------
Don Scheib