Form 10KSB/A
period 2004-01-31
KINGDOM VENTURES INC
filed 2004-05-26
CIK 1130951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-KSB / A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended January 31, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] Yes [_] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Issuer's revenues from continuing operations for the fiscal year ended January 31, 2004 totaled $821,346

As of May 3, 2004 the Issuer had 24,427,092 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates on May 3, 2004 was approximately $6,414,726.

Transitional Small Business Disclosure Format: Yes [_] No [X]

                             Kingdom Ventures, Inc.
                          Annual Report on Form 10-KSB

                                TABLE OF CONTENTS

                                     PART I.

ITEM 1.     DESCRIPTION OF BUSINESS                                          2

ITEM 2.     DESCRIPTION OF PROPERTIES                                        4

ITEM 3.     LEGAL PROCEEDINGS                                                4

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              4

                                    PART II.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS                                                          5

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION                                                        6

ITEM 7.     FINANCIAL STATEMENTS                                             7

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                              8

ITEM 8A.    CONTROLS AND PROCEDURES                                          8

                                    PART III.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
            EXCHANGE ACT                                                     8

ITEM 10.    EXECUTIVE COMPENSATION                                          10

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS                      11

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  11

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K                                12

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES                          14

SIGNATURES                                                                  16

                           Forward-Looking Statements

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

      From February of 2002 through the fall of 2003, Kingdom Ventures acquired a number of independent business units. Towards the latter part of 2003, Kingdom Ventures made the strategic decision to focus its efforts in its Media and JoBasic properties. Consequently, Kingdom Ventures sold its Sierra Candles division, 67% stock ownership in Xtreme Notebooks, Inc., 100% ownership of the stock of American Association of Christian Counselors, 100% of its stock ownership in Christian Speakers & Artists Agency, Inc., and its inventory previously used in the Kingdom Inspirations gift line. The financial statements included with this report reflect the accounts of the Company and its remaining subsidiaries (Christian Times, JoBasic and Mr. Roy Productions), as noted in the notes to the financial statements.

Industry Background; Market for Faith Based Media & Religious Products

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

      We intend to compete by offering media to our constituency that serves their specific needs. Once we have provided media that serves, we will passively sell to our constituency through our media, and then supply them with products to meet their technology, gift, or apparel needs. We intend to attract visitors and potential customers to the KV Websites by offering special content and information of interest to buyers of faith-based products. We also intend to offer other popular Christian inspirational products through strategic relationships with fulfillment vendors and through affiliate programs that will allow us to offer the inventory of other on line retailers to our visitors and to receive a fee for transactions originated on our KV Websites. Our ability to attract, cultivate, and develop our affinity market community is a key to our long-term success.

Intellectual Property

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

ITEM 2. DESCRIPTION OF PROPERTIES

      Kingdom Ventures leases property and equipment under several operating leases. Terms range from 30 days to three years.

      Kingdom Ventures owns no real property. Our operations are housed in the following locations:

      1)    A 3,500 square foot residential office in Minden, Nevada;

      2) A 6,000 square foot production facility for Mr. Roy Productions in Carson City, Nevada; and

      3) A 2,500 square foot office in Nashville, Tennessee for JoBasic and Christian Times.

      All of the above facilities are leased on an annual basis. Rent expenses for the years ended January 31, 2004 and 2003 was $90,818 and $30,066, respectively.

ITEM 3. LEGAL PROCEEDINGS

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to our stockholders for vote during the fourth quarter of the fiscal year ended January 31, 2004.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Kingdom Ventures' common stock is traded on the Over The Counter Bulletin Board (OTCBB: KDMV). Our Common Stock began to trade on January 13, 2003. The high and low closing prices of our common stock, during the period of the last fiscal year in which there was trading (January 13, 2003 to January 31, 2004) is set forth below. The prices reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

                                  High         Low
                                  ----         ---

      2003 First Quarter          1.00         .28
      2003 Second Quarter         1.02         .32
      2003 Third Quarter           .38         .26
      2003 Fourth Quarter          .28         .13

      Our current policy is not to pay cash dividends and to retain future earnings to support growth. Any payment of cash dividends in the future will depend upon the amount of funds available. Kingdom Ventures does not anticipate paying any cash dividends in the foreseeable future. However, there are no restrictions in place that would limit or restrict the ability of the Company to pay dividends.

      As of May 3, 2004, there were approximately 4,000 holders of record of our common stock.

      The following table sets forth certain information relating to equity securities authorized for issuance under compensation plans:

                      EQUITY COMPENSATION PLAN INFORMATION

----------------------------------------------------------------------------------------------------------------------------
                                  NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE EXERCISE        NUMBER OF SECURITIES
                                    ISSUED UPON EXERCISE OF         PRICE OF OUTSTANDING         REMAINING AVAILABLE FOR
                                     OUTSTANDING OPTIONS,          OPTIONS, WARRANTS AND          FUTURE ISSUANCE UNDER
                                      WARRANTS AND RIGHTS                  RIGHTS               EQUITY COMPENSATION PLANS
                                                                                                  (EXCLUDING SECURITIES
                                                                                                REFLECTED IN COLUMN (A))
----------------------------------------------------------------------------------------------------------------------------
                                              (A)                           (B)                            (C)
----------------------------------------------------------------------------------------------------------------------------
   EQUITY COMPENSATION PLANS                250,000                         .50                          750,000
  APPROVED BY SECURITY HOLDERS
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
 EQUITY COMPENSATION PLANS NOT
  APPROVED BY SECURITY HOLDERS                 0                             0                              0
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
             TOTAL                          250,000                         .50                          750,000
----------------------------------------------------------------------------------------------------------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion should be read together with our financial statements and accompanying notes to the financial statements which are included within Item 7 of this Form 10-KSB. Results that are presented below in the financial statements show both the results of ongoing operations and those of discontinued operations. Comparison schedules for FY2002 show only the results of continuing operations. Results from discontinued operations are only shown in their NET operating results for FY2003, as is required by GAAP standards.

Forward-Looking Statements

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

Results of Operations

      Kingdom Ventures has continued to grow and develop its business model. During the year ended January 31, 2004 ("Fiscal Year 2003"), we reported a loss $3,188,332 from all combined operations (both continuing and discontinued). These results compare to a loss of $793,480 during the year ended January 31, 2003 ("Fiscal Year 2002"). This increased loss resulted primarily from acquisition costs related to modifying our business model, deferred compensation, consulting, and the costs of becoming a publicly traded company. Kingdom Ventures recognized one-time expense items in the amount of $3,559,752 relating primarily to stock compensation expense for Resource Capital Management consultants in a stock restructure plan entered into during the first quarter of Fiscal Year 2003. Were the stock compensation expense to be eliminated from the Company's financial results during Fiscal Year 2003, the Company would have had profitability in the fiscal year. Future earnings will depend upon the performance of the Company's continuing operations, Christian Times in the Media arena and JoBasic and, to a lesser extent, its Mr. Roy Productions operations in the Product arena.

Revenues

      Revenues for Fiscal Year 2003 were $10,089,615 if all the operations of continuing and discontinued operations were combined, compared to $3,194,813 for Fiscal Year 2002 from all operations. Income from ongoing operations was $821,346 for the Fiscal Year 2003 total, compared to $564,840 in Fiscal Year 2002 when only comparing continuing operations. Because our business strategy has been modified, fiscal 2004 results will depend on our ability to insure the growth of our Christian Times Today and JoBasic business units, both of which will be fully functional in the 2nd and 3rd quarter of FY2004.

Cost of Goods Sold

      Cost of goods sold were $374,558 in Fiscal Year 2003 for ongoing operations as compared to $278,111 in Fiscal Year 2002. This increase is due to a reduction in gift item sales. Our Media Group activities have a higher cost of goods sold as a percentage of sales during the start up phase. Given the continuing strategic realignment of the business operations towards Media, we expect Cost of Goods sold to be smaller in future financial reports.

Selling, General and Administrative

      Selling expenses were $34,271 in Fiscal Year 2003 as compared to $18,914 in Fiscal Year 2002. This increase is due to higher start up costs of sales for the Company's Media Properties than was experienced in the former Products Group operations. General and administrative expenses were $ 1,332,769 in Fiscal Year 2003 as compared to $513,078 in Fiscal Year 2002, an increase represented largely by the start-up costs for Christian Times and JoBasic.

Liquidity and Capital Resources

      As of January 31, 2004, our liquid assets were $18,071, compared to $63,655 as of January 31, 2003.

      Historically, we have financed our operations through product sales, proceeds from the private placement of common stock, and borrowings from J&J Holdings, Inc., our former majority stockholder. Recently, J & J Holdings, Inc. has diversified its holdings, and our majority shareholder is now GBJ, Inc. In addition, a portion of our assets and expenses has been paid by the issuance of our common stock. During Fiscal 2003, we issued 2,754,950 shares for services valued at $1,174,190, 1,100,000 shares valued at $289,000 for purchase of assets, and 8,707,162 shares for cash valued at $1,200,670 during Fiscal Year 2003. If the revenues from operations are not sufficient, we intend to obtain additional funds through the incurrence of additional indebtedness or the issuance of additional equity securities. There is no assurance that additional lines of credit will be made available to us or that there will be purchasers of our equity securities.

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

ITEM 7. FINANCIAL STATEMENTS

The following financial statements are included herein at pages F-1 through F-16:

      Consolidate Balance Sheet as of January 31, 2004

      Consolidated Statement of Operations for the Twelve Months ended January 31, 2004 and January 31, 2003

      Statements of Changes in Stockholders' Equity for the Twelve Months ended January 31, 2004 and January 31, 2003

      Statements of Cash Flows for the Twelve Months ended January 31, 2004 and January 31, 2003

      Notes to Consolidated Financial Statements

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                KINGDOM VENTURES, INC. AND SUBSIDIARIES



Independent Auditors' Report                                                 F-2
Consolidated Balance Sheet                                                   F-3
Consolidated Statements of Operations                                        F-4
Consolidated Statements of Stockholders' Equity                              F-5
Consolidated Statements of Cash Flows                                        F-6
Notes to Consolidated Financial Statements                                   F-7

All schedules numbered in accordance with Rule 5.04 of Regulation S-X have been omitted as the required information is shown in the consolidated financial statements, or notes thereto, or the amounts involved are not significant or the schedules are not applicable.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholder
Kingdom Ventures, Inc.:

We have audited the accompanying consolidated balance sheet of Kingdom Ventures, Inc. and subsidiaries as of January 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended January 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kingdom Ventures, Inc. and subsidiaries as of January 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 10 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         /s/ WRINKLE, GARDNER & COMPANY, P.C.
                                         ------------------------------------


Friendswood, Texas
May 25, 2004

KINGDOM VENTURES, INC.
CONSOLIDATED BALANCE SHEET
JANUARY 31, 2004


ASSETS
CURRENT ASSETS
Cash and cash equivalents                                           $    18,071
Accounts receivable, no allowance for doubtful accounts                 107,250
Notes receivable, current portion                                       246,222
                                                                    -----------
                                    Total current assets                371,543

PROPERTY AND EQUIPMENT, at cost
  (net of accumulated depreciation of $33,915)                          180,044

NOTES RECEIVABLE, less current portion                                  493,664

TRADEMARKS/TRADENAMES, unamortized                                      150,260
GOODWILL - PRODUCTS GROUP                                               729,972
OTHER ASSETS                                                              4,298
                                                                    -----------
                                                                    $ 1,929,781
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses                               $   123,090
Notes payable                                                         1,475,650
                                                                    -----------
                                    Total current liabilities         1,598,740

STOCKHOLDERS' EQUITY
Series A preferred stock, $.001 par value, 1,233,888 shares
  authorized, issued and outstanding                                    246,778
Common stock, $.001 par value, 100,000,000 shares authorized,
  23,326,602 shares issued and outstanding                               46,653
Additional paid in capital                                            7,135,430
Accumulated deficit                                                  (4,861,408)
                                                                    -----------
                                                                      2,567,453
Less:  Treasury stock, at cost (6,000,000 shares)                    (2,236,412)
                                                                    -----------
                           Total stockholders' equity                   331,041
                                                                    -----------
                                                                    $ 1,929,781
                                                                    ===========

The accompanying summary of accounting policies and notes are an integral part of these financial statements.

KINGDOM VENTURES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          YEAR ENDED JANUARY 31
                                                          2004            2003
                                                      ------------   ------------
Product and media sales                               $    821,346   $    564,840
Cost of product and media sales                           (374,558)      (278,111)
                                                      ------------   ------------
Gross profit                                               446,788        286,729

Operating expenses:
  Selling                                                   34,271         18,914
  General and administrative                             1,332,769        513,078
  Stock based compensation expense                       3,559,752              0
  Depreciation                                              30,418         12,112
Other expenses:
  Interest                                                 187,135         28,578
  Contributions                                              1,251         84,578
  Consulting                                                     0        459,950
  Public corporation expense                               158,212          7,984
                                                      ------------   ------------
                                                         5,303,808      1,125,194
                                                      ------------   ------------
Net earnings before minority interest and
  discontinued operations                               (4,857,020)      (838,465)
Minority interest                                                0        (22,323)
                                                      ------------   ------------
Earnings from continuing operations                     (4,857,020)      (860,788)

Discontinued operations - net operations of
  sold assets                                            1,767,188         67,308
Discontinued operations - loss on sale of assets           (98,500)             0
                                                      ------------   ------------
Gain from discontinued operations                        1,668,688         67,308
                                                      ------------   ------------

Net loss                                              $ (3,188,332)  $   (793,480)
                                                      ============   ============

Net loss per share - basic and diluted:
  Continuing operations                               $       (.22)  $       (.08)
  Discontinued operations                                      .08             --
  Loss on sale of discontinued operations                     (.01)            --
                                                      ------------   ------------
                                                      $       (.15)  $       (.08)
                                                      ============   ============


Weighted average number of common shares outstanding    21,632,248     10,394,986


The accompanying summary of accounting policies and notes are an integral part of these financial statements.

KINGDOM VENTURES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JANUARY 31, 2004 AND 2003


                                 SERIES A
                              PREFERRED STOCK         COMMON STOCK          TREASURY STOCK     ADDITIONAL
                           ------------------------------------------------------------------   PAID IN             ACCUMULATED
                             SHARES    AMOUNT      SHARES     AMOUNT     SHARES       AMOUNT    CAPITAL         DEFICIT      TOTAL
                           ---------------------------------------------------------------------------------------------------------
Balance, January 31, 2002           0        0   25,000,000   25,000   4,818,720    (102,851)   1,013,911      (879,596)     56,464
Effect of 1:2 reverse
  stock split                                   (12,500,000)          (2,409,360)                                                 0
Issuance of preferred
  shares                    1,233,888  246,778                                                                              246,778
Issuance of treasury
  shares                                                                (623,850)     26,667      431,137                   457,804
Net loss for year ended
  January 31, 2003                                                                                             (793,480)   (793,480)
                           ---------------------------------------------------------------------------------------------------------
Balance, January 31, 2003   1,233,888  246,778   12,500,000   25,000   1,785,510     (76,184)   1,445,048    (1,673,076)    (32,434)
Issuance of treasury
  shares                                                              (1,785,510)     76,184      735,811                   811,995
Purchase of treasury
  shares                                         (6,000,000) (12,000)  6,000,000  (2,236,412)  (2,188,000)               (4,436,412)
Issuance of common
  shares                                         16,826,602   33,653                            7,142,571                 7,176,224
Net loss for year ended
  January 31, 2004                                                                                           (3,188,332) (3,188,332)
                           ---------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 31, 2004   1,233,888  246,778   23,326,602   46,653   6,000,000  (2,236,412)   7,135,430    (4,861,408)    331,041
                           =========================================================================================================


The accompanying summary of accounting policies and notes are an integral part of these financial statements.

KINGDOM VENTURES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        YEAR ENDED JANUARY 31
                                                         2004          2003
                                                      -----------   -----------
OPERATING ACTIVITIES
Net loss                                              $(3,188,332)  $  (793,480)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                          30,418        12,112
    Reissuance of treasury shares for services                  0        90,471
    Stock based compensation                            3,559,752             0
    Provision for bad debts                                 5,296         5,324
    Loss on disposal of assets                             98,500             0
Changes in operating assets and liabilities:
    Accounts receivable                                   (86,698)       16,059
    Inventory                                             231,333        (6,784)
    Long term assets                                     (378,144)      (12,761)
    Accounts payable and accrued expenses                (355,410)      350,031
                                                      -----------   -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (83,285)     (339,028)

INVESTING ACTIVITIES
Capital expenditures                                      (84,227)      (87,156)
Purchase of investments                                (1,573,037)            0
Related parties                                                 0       165,960
                                                      -----------   -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    (1,657,264)       78,804

FINANCING ACTIVITIES
Related parties                                           (56,318)       56,318
Minority interest                                         (22,323)       22,323
Proceeds from stock sales                                 726,706       133,000
Proceeds from notes payable                             1,348,370       820,456
Principal payments on notes payable                      (301,470)     (723,754)
                                                      -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES               1,694,965       308,343
                                                      -----------   -----------
Change in cash                                            (45,584)       48,119
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             63,655        15,536
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR              $    18,071   $    63,655
                                                      ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                              $    15,000   $       250
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Reissuance of treasury stock for goods and
    services                                                    0        90,471
  Stock based compensation                              3,559,752             0
  Notes receivable from disposal of assets                739,886             0


The accompanying summary of accounting policies and notes are an integral part of these financial statements.

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

      Kingdom Ventures is a media communications and product company helping churches and their people to grow and impact the world for Christ. The Company's primary media property is Christian Times Today, a nationally impacting monthly newspaper distributed by and to churches, leaders, and business settings across the United States. Current circulation is in excess of 300,000. Iexalt.com provides a variety of chat groups and news information in an electronic format. KDMV Product Activities are focused on JoBasic, an Internet Charity Shopping
Network (scheduled for full public release in July 2004). JoBasic provides e-commerce fundraising potential for every non-profit group in America (called "Organizations with Cause" in the JoBasic community). Kingdom Ventures also owns Mr. Roy Productions, Inc. a Northern Nevada silk screen, embroidery, and production facility that serves a local clientele and provides product support for each of the Company's other activities, including the distribution of "Yahwear," a line of Christian clothing sold in e-commerce, direct mail, and at selected Christian music festivals.

      The accompanying financial statements for fiscal year ended January 31, 2004 include the accounts of the Company and its remaining subsidiaries (Christian Times, JoBasic, Mr. Roy Productions). All significant intercompany transactions and account balances have been eliminated.

RECLASSIFICATIONS

Certain amounts in the prior year consolidated financial statements have been reclassified to be consistent with the current year presentation.

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

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JANUARY 31, 2004


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

        Leasehold improvements                                10 years
          Equipment                                           10 years
          Furniture and fixtures                               7 years

GOODWILL AND INTANGIBLES

In accordance with Statement of Financial Accounting Standards ("SFAS") No.142, "Goodwill and Other Intangible Assets", which became effective February 1, 2002, goodwill and other intangible assets with indeterminable lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Amortization expense of $10,914 was recorded in 2004.

ADVERTISING AND PROMOTIONAL EXPENSES

The Company expenses advertising and promotional costs as they are incurred. Advertising and promotional expenses for the periods ended January 31, 2004 and 2003 were $34,271 and $18,914 respectively.

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

TREASURY STOCK

During the years ending January 31, 2004 and 2003, the Company reissued 1,785,510 and 623,850 shares of treasury stock in noncash transactions for goods and services valued at $811,995 and $457,804 respectively. In addition, the Company returned 6,000,000 shares of stock to Treasury upon the reversal of a previously completed sale. See Note 11.

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JANUARY 31, 2004


IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment, at least annually, or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

STOCK BASED COMPENSATION

On December 31, 2002, the FASB issued SFAS No. 148, " Accounting for Stock Based Compensation, Transition and Disclosure", which amends SFAS No. 123. SFAS No. 148 requires more prominent and more frequent disclosures about the effects of stock - based compensation by presenting pro forma net income (loss) , pro forma net income (loss) per share and other disclosures concerning KDMV stock - based compensation plan. KDMV will continue to account for stock - based compensation according to the provisions of APB Opinion No. 25.

     If KDMV had recognized the fair value recognition provisions of SFAS No. 123 to stock based employee compensation, pro-forma net income (loss) and pro-forma income (loss) per share would have been as follows:

                                                     Year ended January 31, 2004
                                                     ---------------------------
Net income (loss) as reported                        $               (3,188,332)
Deduct: Total stock-based employee compensation
  expense determined under the fair value based
  method for all awards, net of related tax effects                     (95,500)

Pro forma net income (loss)                          $               (3,283,832)

Net income (loss) per share:
Basic--as reported                                                       $(0.15)
Basic--pro forma                                                         $(0.15)
Diluted--as reported                                                     $(0.15)
Diluted--pro forma                                                       $(0.15)




     The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:


                                                                  2004
                                                                  ----

Expected term (years)                                              5.0
Volatility                                                      116.66%
Annual dividend per share                                       $ 0.00
Risk free interest rate                                           2.25%
Weighted-average fair value of options granted                  $  .50

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. KDMV options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JANUARY 31, 2004


SHIPPING EXPENSE AND HANDLING EXPENSE

Shipping and handling costs include costs associated with the selection of products and delivery to customers. Included in operating expenses are shipping and handling cost of $67,755 in fiscal 2004 and $13,773 in fiscal 2003.

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

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 (except for mandatory redeemable noncontrolling interests). For all instruments that existed prior to May 31, 2003, SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003 (except for mandatorily redeemable noncontrolling interests). For mandatorily redeemable noncontrolling interests, the FASB has deferred certain provisions of SFAS 150. The adoption of SFAS 150 did not have a material effect on our consolidated financial position, results of operation or cash flows.

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


NET (LOSS) PER SHARE

Basic loss per share is based on the weighted average number of common shares outstanding during the year. Stock options were not included in the computations because they would have been antidilutive.

REVENUE RECOGNITION

The Company divides revenue operations into two departments. These departments include media and product operations. Media operations are primarily conducted through Christian Times Today and iexalt.com. Product activities are primarily carried out through JoBasic and Mr. Roy Productions.

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JANUARY 31, 2004


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

5. NOTES PAYABLE


                                                                     January 31,
                                                                            2004
                                                                     -----------

Note payable to GBJ, Inc., the majority shareholder,
bearing interest at 7% per annum, payable no
later than January 31, 2005.                                            $632,873

Note payable to a corporation, bearing interest at 7% per annum,         316,753
payable no later than January 31, 2005

Note payable to a corporation, bearing interest at 7% per annum,         218,324
payable no later than January 31, 2005

Note payable to a director,  bearing interest
at 5% per annum, payable no later than December 31,
2002.                                                                     50,250

Note payable to a former employee and Director, bearing
interest at 5% per annum (imputed rate), payable on
  demand.                                                                 71,700

Note payable to an individual, payable in eight monthly
installments of $22,500 each beginning August 2004.                      180,000

Notes payable bearing interest at 2% per month, payable on demand.         5,750
                                                                     -----------
                                                                     $ 1,475,650

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JANUARY 31, 2004


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

                                       $64,000
                                      ========

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

Deferred income taxes reflect the net tax affects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:


Deferred tax assets:
   Net operating loss carryforwards                         $    1,653,000
   Valuation allowance for deferred tax assets                  (1,653,000)
                                                            --------------
Net deferred tax assets                                     $            0
                                                            ==============


Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The Company had net operating loss carryforwards for federal income tax purposes of approximately $4,861,000 as of January 31, 2004. These carryforwards if not utilized to offset taxable income begin to expire in 2014. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JANUARY 31, 2004


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

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JANUARY 31, 2004


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

10. GOING CONCERN

These statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred net losses of $4,861,000 from inception to January 31,2004, much of that from stock compensation related expenses in the past 24 months.

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

The Company has not entered into any definitive agreements to raise any additional financing, and there can be no assurance that such financing will be available on terms acceptable to the Company. The Company's continued existence depends on its ability to obtain this additional capital. Management believes it has reasonable assurance from its initial research that it will be able to successfully complete a public offering. In the interim, management is managing cash flow and responding to market conditions to insure that it is able to continue operations as a going concern. Increasing sales through more effective penetration of the fundraising and direct sales markets will be of the highest priority in the coming months.

11. ACQUISITIONS AND DISPOSALS

On November 15, 2003, KDMV purchased all the outstanding common stock of JoBasic, Inc. for $25,000 cash, a promissory note for $225,000, 500,000 shares of KDMV 144 common stock (valued at $127,000), 300,000 shares of KDMV common stock (valued at $100,000) and warrants for 200,000 shares of KDMV common stock priced at $.50 each. Warrants expire January 31, 2005. JoBasic, Inc. had no revenue during the period from the acquisition date through January 31, 2004. Tangible assets acquired total approximately $10,000. Goodwill of $467,000 is reflected on the accompanying consolidated balance sheet as of January 31, 2004.

On June 24, 2003, Kingdom Ventures, Inc., through its majority owned subsidiary Kingdom Communications Group, Inc., signed a definitive agreement under which it acquired all of the assets of Christian Speakers & Artists Agency, Inc. (CSAA). The purchase price consisted of $90,000 cash and the transfer of 200,000 shares of Kingdom Ventures, Inc. common stock and warrants to purchase 350,000 shares of Kingdom Ventures, Inc. common stock for $1.00 per share. The components of the purchase and allocation are as follows: Tangible assets acquired - $66,000 and goodwill - $117,750. On December 31, 2003, the Company entered into a Stock Purchase Agreement to sell all the outstanding common stock of CSAA in exchange for a note in the amount of $250,000, payable over a three year period and assumption of debt of the Company in the amount

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JANUARY 31, 2004


of $245,000. Financial data included in discontinued operations as of and for the year ended January 31, 2004 is as follows: Receivables, net - $26,000; Property, plant & equipment, net - $24,000; Other assets - $23,000; Current liabilities - $625,000; Total revenues - $1,545,453 and Pretax loss - $(134,000).

On July 31, 2003, Kingdom Ventures, Inc., through its majority owned subsidiary Kingdom Communications Group, Inc., signed a definitive agreement under which it acquired substantially all of the assets of Blue Hill Media, Inc. relating to the operation of a card-deck mailing system known as "Ministry Values for Growing Churches" (MVGC). The purchase price was to consist of $450,000 in cash, stock of Kingdom Ventures, Inc. and assumption of liabilities, and was subject to adjustment based on the value of the Kingdom Ventures, Inc. common stock during the next 180 days. KDMV was unable to meet the terms of the agreement and on November 1, 2003, ownership of MVGC was returned to its former shareholder, Steve Ryan. Steve Ryan retained ownership of 50,000 shares of KDMV common stock. KDMV recorded a loss from sale of discontinued operations of $47,600 related to this transaction. Financial data included in discontinued operations as of and for the year ended January 31, 2004 is as follows: Receivables, net - $161,000; Property, plant & equipment, net - $15,000; Other identifiable intangible assets
- $300,000;  Liabilities - $260,000; Total revenues - $702,160 and Pretax income
- $214,300.

Effective August 1, 2003, Kingdom Ventures, Inc., through its majority owned subsidiary AACC Acquisition Corporation, Inc., a Nevada corporation, merged with American Association of Christian Counselors, Inc., Texas corporation. As a result of the merger, the shareholder, Tim Clinton of American Association of Christian Counselors, Inc. exchanged all of the outstanding shares of capital stock for consideration consisting of a secured promissory note in the amount of $750,000, a Consulting Agreement requiring $1,250,000 in cash payments to the shareholder and 6,000,000 shares of Kingdom Ventures, Inc. common stock, $.001 par value per share, subject to adjustment for the market price of such shares (valued at $2.2million). AACC Acquisition Corporation, Inc. was the surviving entity and immediately changed its name to American Association of Christian Counselors, Inc. The components of the purchase and allocation are as follows:
Tangible assets acquired - $915,000; liabilities assumed - $3,351,274; debt incurred - $2,000,000; paid in capital and common stock - $2,200,000 and goodwill - $3,285,000 6,636,274. On December 15, 2003, the Company entered into a Settlement Agreement and Release whereby the promissory note for $750,000, the Consulting Agreement for $1,250,000 and all 6,000,000 shares of KDMV common stock were canceled or returned to KDMV in exchange for 100% ownership of AACC transferring to Tim Clinton. Clinton also issued KDMV a promissory note for $200,000, payable $25,000 prior to December 29, 2003, then 15 monthly installments beginning March 2004. Financial data included in discontinued operations as of and for the year ended January 31, 2004 is as follows:
Receivables, net - $5,000; Inventory - $161,500; Prepaid expenses - $70,500; Property, plant & equipment, net - $118,000; Current liabilities - $1,342,000; Non-current liabilities - $183,000; Total revenues - $3,962,000 and Pretax income - $962,000.

On January 15, 2004, the Company entered into an Agreement of Purchase and Sale of Assets to sell all 67% ownership in Xtreme Notebooks, Inc. in exchange for a note in the amount of $250,000 and the assumption of a lease for office space. Financial data included in discontinued operations as of and for the year ended January 31, 2004 is as follows: Current assets - $77,000; Property, plant & equipment, net - $9,000; Current liabilities - $270,000; Total revenues - $3,058,700 and Pretax income - $44,300.

On January 31, 2004, the Company entered into an Agreement of Purchase and Sale of Assets to sell all 100% ownership in Sierra Candles in exchange for a note in the amount of $100,000 and the assumption of a lease for warehouse space. The sale resulted in a gain of $27,400, which is included in discontinued operations.

12. IMPAIRMENT CHARGE FOR GOODWILL AND OTHER INTANGIBLE ASSETS

In fiscal year ended January 31, 2004, as part of its annual impairment testing, the Company performed an assessment of the fair value of its reporting units as defined by SFAS No. 142 and compared it to the carrying value. The testing indicated no impairment to indefinite lived intangible assets or goodwill.

KINGDOM VENTURES, INC. (FORMERLY LEGENDS OF THE FAITH, INC.)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
    JANUARY 31, 2004


13. SEGMENT INFORMATION

KDMV had the following two segments during the year ended January 31, 2004:

Revenues:
Christian Times Today       $    61,390
Products Group                  759,956
Total revenues              $   821,346

Net earnings before minority interest and discontinued operations:

Christian Times Today       $   (63,789)
Products Group               (4,793,231)
Total                       $(4,857,020)


Depreciation:
Christian Times Today       $         0
Products Group                   30,418
Total depreciation          $    30,418

Capital expenditures:
Christian Times Today       $         0
Products Group                   84,227
Total capital expenditures  $    84,227

Assets:
Christian Times Today       $    49,673
Products Group                1,880,108
Total assets                $ 1,929,781

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, Kingdom Ventures conducted an evaluation, under the supervision and with the participation of its principal executive officer / principal financial officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, Kingdom Ventures' principal executive officer / principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no significant change in Kingdom Ventures' internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

                                 Number           Transactions  Known failures
    Name and Relationship        of late reports  not timely    to file a
                                                  reported      required form
    Gene Jackson, Director,
    President, Secretary and
    Treasurer                           1               1              1
    Howard Dix, Director                0               0              1
    Don Scheib, Director                0               0              1
    J & J Holdings, Inc., former
    10% shareholder                     5               5              1
    GBJ, Inc., 10% shareholder          1               1              0

Code of Ethics

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

                           SUMMARY COMPENSATION TABLE

                                                                    LONG-TERM
                                         ANNUAL COMPENSATION      COMPENSATION

                                     --------------------------  ---------------

                                                        OTHER                      ALL
                                                        ANNUAL                     OTHER
        NAME AND         YEAR ENDED                    COMPEN-   OPTIONS   LTIP   COMPEN-
   PRINCIPAL POSITION    JANUARY 31  SALARY    BONUS  SATION(1)  GRANTED  PAYOUT  SATION
   ------------------    ----------  ------    -----  ---------  -------  ------  ------

Gene Jackson,
Director, President,
Secretary and Treasurer     2003     $100,000  -0-    -0-        100,000  -0-     -0-
                            2002     $100,000  -0-    $250,000   -0-      -0-     -0-

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

2.5               Asset Purchase Agreement by and among Kingdom Ventures, Inc.
                  and iExalt, Inc. dated  February  3, 2003. (11)

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

3.4               Amendment   to  the   Amended   and   Restated   Articles   of
                  Incorporation of Kingdom Ventures, Inc. (6)

4.1 Certificate of Designations of Limitations, Preferences, and Relative Rights of the Series B Common Stock. (6)

4.2               Promissory  Note  between  the  Company  and  Dr.  Timothy  E.
                  Clinton. (7)

10.1 Unsecured Promissory Note by Kingdom Ventures, Inc. in the principal amount of $53,750 in favor of Howard Dix dated January 31, 2001. (8)

10.2 Unsecured Promissory Note by Kingdom Ventures, Inc. in the principal amount of $246,777.65 in favor of J&J Holdings, Inc. dated January 31, 2003. (11)

10.3              2003 Stock Compensation Plan. (9)

10.4 Exchange Agreement between J&J Holdings, Inc. and Kingdom Ventures, Inc., dated as of February 3, 2003. (11)

10.5 Code of Ethics and Business Conduct of Officers, Directors and Employees. (12)

21.1              List of Subsidiaries. (12)

31.1 Certification by Gene Jackson, principal executive officer and principal financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Gene Jackson, principal executive officer and principal financial officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1              Consulting  Agreement  between the Company and John Huff. (10)

------------------------

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

      (10) Incorporated by reference to the Company's Form S-8 filed with the Securities and Exchange Commission on March 19, 2004.

      (11) Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on May 1, 2003.

      (12) Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on May 18, 2004.

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

                                               KINGDOM VENTURES, INC.

DATE: May 26, 2004                             /s/ Gene Jackson
                                               ---------------------------------
                                               Name: Gene Jackson
                                               (Principal Executive, Financial &
                                               Accounting Officer)


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


Signature                                 Title                   Date
---------                                 -----                   ----

/s/ Gene Jackson              President, Secretary,               May 26, 2004
----------------------
Gene Jackson                  Treasurer and Director

/s/ Howard Dix                Director                            May 26, 2004
----------------------
Howard Dix

/s/ Don Scheib                Director                            May 26, 2004
----------------------
Don Scheib