Form 10QSB
period 2004-04-30
KINGDOM VENTURES INC
filed 2004-06-21
CIK 1130951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended April 30, 2004
                                                ---------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from_____________ to ____________

                        Commission file number: 000-32273

                             KINGDOM VENTURES, INC.
                             ----------------------
      (Exact Name of small business registrant as specified in its charter)

            NEVADA                                        88-0419183
            ------                                        ----------
 (State or other jurisdiction of                     (IRS Employer
  incorporation or organization)                     Identification No.)

                    1045 STEPHANIE WAY, MINDEN, NEVADA 89423
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (775) 267-2242
                                 --------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of June 15, 2004 the issuer had 24,748,938 shares of Common Stock outstanding and 22,530,762 shares of Class B Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_]     No [X]

                                      INDEX

PART I.     FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheet at April 30, 2004 (unaudited)

               Statements of Operations for the three months ended April 30, 2004 and April 30, 2003 (unaudited)

               Statements of Cash Flows for the three months ended April 30, 2004 and April 30, 2003 (unaudited)

               Notes to Unaudited Financial Statements

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

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

         The interim unaudited financial statements contained in this report have been prepared by Kingdom Ventures, Inc. (the "Company") and, in the opinion of management, reflect all material adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consisted only of normal recurring items. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the period ended January 31, 2004. The results of the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

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

                             KINGDOM VENTURES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 2004
                                   (UNAUDITED)

                                              ASSETS
  CURRENT ASSETS:
        Accounts receivable, net of allowance for doubtful accounts $77,569        $        54,184
         Notes receivable, current portion                                                 246,222

                                                                                   ----------------
            Total current assets                                                           300,406

  PROPERTY AND EQUIPMENT, AT COST
         (net of accumulated depreciation of $39,489)                                      179,470

  NOTES RECEIVABLE, LESS CURRENT PORTION                                                   623,052

  OTHER ASSETS                                                                               4,523

                                                                                   ----------------
                                                                                   $     1,107,450
                                                                                   ================

                              LIABILITIES AND STOCKHOLDERS' DEFICIT
  CURRENT LIABILITIES:
        Accounts payable and accrued expenses                                      $       229,324
         Notes payable                                                                   1,584,784

                                                                                   ----------------
            Total current liabilities                                                    1,814,107
                                                                                   ----------------

  STOCKHOLDERS' DEFICIT
        Series A preferred stock, $.001 par value, 1,233,888 shares
       authorized, issued and outstanding                                                    1,233
       Common stock, $.001 par value, 100,000,000 shares authorized,
       24,427,092 shares issued and outstanding                                             24,427
       Additional paid in capital                                                        7,888,755
       Shares to be issued                                                                (112,646)
       Accumulated deficit                                                              (6,272,012)
                                                                                   ----------------
                                                                                         1,529,757
       Less:  Treasury stock, at cost (6,000,000 shares)                                 2,236,414

                                                                                   ----------------
            Total stockholders' deficit                                                   (706,657)
                                                                                   ----------------

                                                                                   ----------------
                                                                                   $     1,107,450
                                                                                   ================

The accompanying notes are an integral part of these consolidated financial statements.

                             KINGDOM VENTURES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                          THREE MONTH PERIODS ENDED
                                                                                                 APRIL 30,
                                                                                         2004                  2003
                                                                                    --------------       ----------------

    REVENUES
        Product-Apparel & Gifts                                                     $      82,002        $       125,846
        Product-Newspaper                                                                  49,094                      -
                                                                                    --------------       ----------------
                                                                                          131,096                125,846
                                                                                    --------------       ----------------

    COST OF GOODS SOLD
        Product-Apparel & Gifts                                                            26,789                 16,551
        Product-Newspaper                                                                  11,854                      -
                                                                                    --------------       ----------------
                                                                                           38,642                 16,551
                                                                                    --------------       ----------------

    GROSS PROFIT                                                                           92,453                109,295

    OPERATING EXPENSES:
      Selling                                                                               1,894                 20,844
      General and administrative                                                          379,174                113,572
      Stock based compensation expense                                                          -              2,565,060
      Bad Debt Expense                                                                     77,569                      -
      Depreciation                                                                          5,574                  3,000
      Impairment of Intangible assets                                                     880,232                      -
                                                                                    --------------       ----------------
        Total Operating Expenses                                                        1,344,442              2,702,476
                                                                                    --------------       ----------------

    LOSS FROM OPERATIONS                                                               (1,251,989)            (2,593,181)

    NON-OPERATING EXPENSES (INCOME)
      Interest                                                                             32,890                      -
      Loss on settlement of debt                                                          125,425                      -
      Other Expenses (Income)                                                                 300                 (1,536)
                                                                                    --------------       ----------------
        Total Non-Operating expenses (income)                                             158,615                 (1,536)
                                                                                    --------------       ----------------

    Loss from continuing operations                                                    (1,410,604)            (2,591,645)

    Discontinued operations - net operations of
      sold assets                                                                               -                (29,071)

                                                                                    --------------       ----------------
    NET LOSS                                                                        $  (1,410,604)       $    (2,620,716)
                                                                                    ==============       ================
    NET LOSS PER SHARE - BASIC AND DILUTED:

      Continuing operations                                                         $       (0.06)       $         (0.19)

      Discontinued operations                                                                   -                      -

                                                                                    --------------       ----------------
       Net loss                                                                     $       (0.06)       $         (0.19)
                                                                                    ==============       ================

    Basic and diluted weighted average number of common shares outstanding             23,862,014             13,819,586
                                                                                    ==============       ================

   Weighted average number of shares used to compute basic and diluted loss per share is the same since since the effect of dilutive securities is anti-dilutive.


The accompanying notes are an integral part of these consolidated financial statements.

                             KINGDOM VENTURES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         THREE MONTH PERIODS ENDED
                                                                                  APRIL 30,
                                                                         2004                  2003
                                                                    --------------        --------------
   OPERATING ACTIVITIES:
   Net Loss                                                         $  (1,410,604)        $  (2,620,716)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
            Depreciation and amortization                                   5,574                 3,000
             Stock based compensation                                           -             2,565,060
             Loss on settlement of debt                                   125,425                     -
            Provision for bad debts                                        77,569                     -
             Impairment of Business Assets                                880,232                     -
        Changes in operating assets and liabilities:
            Accounts receivable                                           (24,503)              (64,811)
            Notes Receivable                                              129,388                     -
            Inventory                                                           -                    88
            Prepaid Expenses & other current assets                             -                (6,171)
            Other Assets                                                     (225)              (44,643)
            Accounts payable and accrued expenses                         110,031               (43,672)
                                                                    --------------        --------------
   NET CASH USED IN OPERATING ACTIVITIES                                 (107,113)             (211,865)
                                                                    --------------        --------------

   INVESTING ACTIVITIES
               Capital expenditures                                        (5,000)              (24,634)
                                                                    --------------        --------------
   NET CASH USED IN INVESTING ACTIVITIES                                   (5,000)              (24,634)
                                                                    --------------        --------------

   FINANCING ACTIVITIES:
   Related parties                                                              -               (56,318)
   Minority interest                                                            -                (5,653)
   Proceeds from stock sales                                                5,542               332,962
   Proceeds from notes payable                                            249,850               304,000
   Principal payments on notes payable                                   (161,350)             (342,430)
                                                                    --------------        --------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                               94,042               232,561
                                                                    --------------        --------------

   NET DECREASE IN CASH AND CASH EQUIVALENTS                              (18,071)               (3,938)

   CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          18,071                63,655
                                                                    --------------        --------------
   CASH AND CASH EQUIVALENTS AT END OF YEAR                         $           0         $      59,717
                                                                    ==============        ==============

The accompanying notes are an integral part of these consolidated financial statements.

                                                         KINGDOM VENTURES, INC.
                       NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Kingdom Ventures, Inc. ("the Company") was incorporated on March 17, 1999 in the state of Nevada. The Company is a media communications and product company, marketing to churches and their people. The Company's primary media property is Christian Times Today, a monthly newspaper distributed by and to churches. The Company's Product Activities are focused on JoBasic, an Internet Charity Shopping Network. The Company also owns Mr. Roy Productions, Inc. a Northern Nevada silk screen, embroidery, and production facility that serves a local clientele and provides product support for each of the Company's other activities, including the distribution of "Yahwear," a line of Christian clothing sold in e-commerce, direct mail, and at selected Christian music festivals.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended January 31, 2004 were filed on May 26, 2004 with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ended January 31, 2005.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ISSUANCE OF SHARES FOR SERVICE

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

INTANGIBLES

In accordance with Statement of Financial Accounting Standards ("SFAS") No.142,"Goodwill and Other Intangible Assets", which became effective February 1, 2002, goodwill and other intangible assets with indeterminable lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

IMPAIRMENT OF LONG-LIVED ASSETS

The Company performs a review for the impairment of long-lived assets with definitive lives whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under Statement of Financial Accounting Standards ("SFAS") 144 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," an impairment loss is recognized when estimates of future undiscounted cash flows expected to result

                                                         KINGDOM VENTURES, INC.
                       NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

from the use of an asset and its eventual disposition are less than its carrying amount. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values and any impairment amount is charged to operations. Accordingly, based on these evaluations, management adjusted the carrying value of intangible assets to zero at April 30, 2004 (note 11).

STOCK-BASED COMPENSATION

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the fair value method or
(ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the fair value method. The company uses the intrinsic value method prescribed by APB25 and has opted for the disclosure provisions of SFAS No.123. The Company did not grant any option of its stock in the periods ended April 30, 2004 and 2003.

RECLASSIFICATIONS

Certain comparative amounts have been reclassified to conform with the current period's presentation.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying  consolidated  financial statements include the accounts of the
Company  and its  100%  wholly  owned  subsidiaries  Christian  Times,  Mr.  Roy
Productions and JoBasic Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 3 - RECENT PRONOUNCEMENTS

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

                                                         KINGDOM VENTURES, INC.
                       NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

NOTE 4 - NOTES PAYABLE - CURRENT

Notes payable comprised of the following at April 30, 2004:

Note payable to GBJ, Inc., the majority shareholder, bearing interest at 7% per
annum, payable no later than January 31, 2005                                      $    632,873

Note payable to a corporation, bearing interest at 7% per annum, payable                316,753
no later than January 31, 2005

Note payable to a corporation, bearing interest at 7% per annum, payable                218,324
no later than January 31, 2005

Note payable to a director, bearing interest at 5% per annum, due on
demand.                                                                                  50,250

Note payable to a former employee and director, bearing interest at 5%
per annum (imputed rate), payable on demand.                                             71,700

Note payable to an individual, payable in eight monthly installments of
$ 22,500 each beginning August 2004.                                                    180,000

Notes payable bearing interest at 2% per month, payable on demand                         5,750

Notes payable bearing interest at 6% per annum; payable on demand                       109,132

                                                                                   ------------
                                                                                   $  1,584,784
                                                                                   ============

The company paid $ 161,350 towards the notes during the period ending April 30, 2004. Interest on these notes for the period ended April 30, 2004 and April 30, 2003 was $ 32,890 (including $$11,800 to related parties) and $ 5,854 respectively.

NOTE 5 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid no income tax during the three-month periods ended April 30, 2004 and 2003. The Company paid $ 0 and $10,000 interest during the three-month periods ended April 30, 2004 and 2003, respectively.

                                                         KINGDOM VENTURES, INC.
                       NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 6 - BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements since the effect of dilutive securities is anti-dilutive.

NOTE 7- STOCKHOLDERS' EQUITY

During the three month period ended April 30, 2004, the Company issued common stocks for various services to following parties:

The Company issued 1,406,500 shares of common stock valued at $367,365 in settlement of notes payable amounting $ 241,940 and recognized a loss of $ 125,425 as loss on settlement of debt.

The company issued 15,836 shares in cash of $ 5,542.

As of April 30, 2004, the Company had 321,846 shares of common stocks valued at $112,646 to be issued.

NOTE 8- MAJOR CUSTOMERS

As of April 30, 2004 and 2003, there were no customers that represented a significant percentage of sales or accounts receivable. Concentrations with respect to trade receivables are generally limited due to the Company's large number of customers and their geographic and economic dispersion. Financial instruments that potentially subject the Company to credit risks consist primarily of cash accounts on deposit with banks which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk related to cash or accounts receivable.

NOTE 9- SEGMENT REPORTING

The Company has two reportable segments consisting of the distribution of the newspaper and selling merchandise. The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes. The following is information for the Company's reportable segments for the three month period ended April 30, 2004 (in thousands):

                                           NEWSPAPER  MERCHANDISE
                                           SEGMENT      SEGMENT    TOTAL
                                             ($)          ($)       ($)
                                        ----------------------------------
Revenue                                        49        82          131
Gross margin                                   38        27           65
Depreciation and amortization                   -         6            6
Interest expense                                -        32           32
Loss from operations before income taxes      (58)   (1,345)      (1,403)
Identifiable assets                            48     1,059        1,107
Capital expenditure                             5         -            5

                                                         KINGDOM VENTURES, INC.
                       NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The Company operated in three segments in the three month period ending April 30, 2003. However, the Company sold its "tools and technology" and "media and marketing" segments subsequent to April 30, 2003 and has reported loss from such segments as a separate line item. The following is information for the Company's reportable segments for the three month period ended April 30, 2003 (in thousands):

                                                          SALE OF
                                                         MERCHANDISE
                                                           SEGMENT
                                                              ($)
                                                      ------------------
  Revenue                                                    126
  Gross margin                                               109
  Depreciation and amortization                                3
  Interest expense                                             5
  Net loss from discontinued operations                       29
  Loss from operations before income taxes                 2,621
  Identifiable assets                                      1,049
  Capital expenditure                                         25

NOTE 10 - COMMITMENTS AND OTHER CONTINGENCIES

COMMITMENT:

The Company leases property and equipment under several operating leases. Terms range from 30 days to three years. The following is a schedule of future minimum lease payments for operating leases with initial or remaining non-cancelable lease terms in excess of one year for the twelve month periods ended April 30:

           2004           $  36,000
           2005              19,000
                          ---------
                          $  55,000
                          =========

CONTINGENCIES:

The Company is currently involved in litigation with two parties. While the company is defending itself against these claims, the potential loss to the company should negative outcomes occur is approximately $ 120,000, plus legal fees.

Securities and Exchange Commission Inquiry- During the fiscal year ended January 31, 2004, the Company received informal request from the Securities and Exchange Commission to voluntarily provide information relating to a Form 8K and associated press releases referring to a Web Hosting Agreement with YourNetPlus.com. The Company has provided the information to the SEC and intends to continue to cooperate in responding to the inquiry. In accordance with its normal practice, the Securities and Exchange Commission has not advised the Company when its inquiry may be concluded, and the Company is unable to predict the outcome of this inquiry.

                                                         KINGDOM VENTURES, INC.
                       NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 11 - IMPAIREMENT OF INTANGIBLE ASSETS

The Company evaluated valuation of the Company's intangible assets at April 30, 2004 and determined that intangible assets have been impaired and were of no value, based upon the fair market value of similar assets and future cash flow projected from these assets. The impaired intangible assets comprised of the following:

                     Trademark and trade names           $   150,260
                     Goodwill product group                  729.972
                                                         ------------
                                                             880,232
                                 Impairment loss            (880,232)
                                                         ------------
                                                         $         -
                                                         ============

The Company recorded an impairment expense equal to the book value of the intangible assets amounting $880,232 in the accompanying financial statements.

NOTE 12 - GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, the Company has an accumulated deficit of $6,272,012 on April 30, 2004.

Management plans to raise additional financing in an as yet to be determined amount to address the significant capital requirements of the company. Management intends to use the proceeds from this financing to increase and diversify the Company's initial product offerings, to maintain adequate inventory to satisfy customer expectations and to meet customer demands, and to help fund operations. Management intends to raise the additional capital through public and/or private equity and/or debt financing.

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

         Kingdom Ventures, Inc. works with local churches and other non-profit organizations through media and products enterprises. Our goal is to become the driving force behind the growth of these organizations. We lend our media and communications and fundraising expertise to them, positioning ourselves as a media and development company for the faith community. We help churches and nonprofit organizations focus on their core mission - reaching and helping people to grow spiritually and socially--by providing media and products to impact our culture for Christ and for the common good.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 2004 WITH THE THREE MONTHS ENDED APRIL 30, 2003

         Revenues: For the three months ended April 30, 2004, the Company generated revenues of $131,096. This is an increase of $5,250 over the $125,846 in revenues in the same period in 2003, which represents a 4% increase. The increase in revenues is due to a strategic refocusing of the Company's mission and the very beginning of our Media enterprise productivity. It is believed that successive quarters will provide greater revenue streams in both the media and product activities.

         Expenses: Cost of goods sold increased $22,091 from $16,551 in 2003 for the first three months of February 1 to April 30th to $38,642 for the same three-month period in 2004. This increase corresponds directly to the shift towards the Media properties and the virtual elimination of product activities during Q1. Operating expenses decreased by $1,358,034 from $2,702,476 to $1,344,442. The decrease in operating expenses was due almost entirely to the absence of stock compensation of $2,565,000 in Q1 of FY2004; Q1 2004 operating expense includes a charge of $880,332 in Impairment of Intangible Assets and a bad debt charge of $77,569. All goodwill and business asset value other than tangible asset values have now been removed from the balance sheet of Kingdom Ventures.

         Net Loss: For the three months ended April 30, 2004, the Company had a net loss of $1,410,604 compared to a net loss of $2,620,716 for the three month period ended April 2003. Over $1,100,000 of the Q1 FY2004 loss was attributable to the charges for debt settlement, impairment of asset, and bad debt expense.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had total assets of $1,107,450 and total liabilities of $1,814,107 at April 30, 2004. As of April 30, 2004, the Company had cash of $0.

         Historically, the Company has financed its operations through product sales, proceeds from the private placement of its common stock and borrowings from its major shareholders. In addition, a portion of the Company's expenses have been paid by the issuance of its common stock.

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

TREASURY STOCK TRANSACTIONS

         In the three months ended April 30, 2004, the Company issued 1,422,336 shares of common stock for services by consultants and for private financing.

ITEM 3    CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, Kingdom Ventures conducted an evaluation, under the supervision and with the participation of its principal executive officer / principal financial officer; of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, Kingdom Ventures' principal executive officer / principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no significant change in Kingdom Ventures' internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                                    PART II.
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         During the three month period ended April 30, 2004, the Company issued common stock for various services to following parties:

         o The Company issued 1,406,500 shares of common stock valued at $367,365 in settlement of notes payable amounting $ 241,940 and recognized a loss of $ 125,425 as loss on settlement of debt.

         o The Company issued 15,836 shares in consideration for $ 5,542 in cash.

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

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 OTHER INFORMATION

         None.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits:

       Exhibit No.                Description
       -----------                -----------

         3.1 Amended and Restated Articles of Incorporation of Legends of the Faith, Inc. (1)

         3.2      Amended and Restated Bylaws of Legends of the Faith, Inc. (1)

         3.3      Amendment   to  the   Amended   and   Restated   Articles   of
                  Incorporation of Legends of the Faith, Inc. (2)

         3.4      Amendment   to  the   Amended   and   Restated   Articles   of
                  Incorporation of Kingdom Ventures, Inc. (2)

         4.1 Certificate of Designations of Limitations, Preferences and Relative Rights of Series B Common Stock. (2)

         31.1 Certification by Gene Jackson, principal executive officer and principal financial officer, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

         32.1 Certification by Gene Jackson, principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

--------------
(1) Incorporated by reference to the Company's Registration Statement on Form 10-SB (Registration No. 000-32273) filed with the Securities and Exchange Commission on January 31, 2001.

(2) Incorporated by reference to the Company's Form 8-A filed with the Securities and Exchange Commission on May 5, 2003.

(b)      Reports on Form 8-K:


         The Company filed the following Current Reports on Form 8-K during the three months ended April 30, 2004:

         On June 8, 2004, the Company filed a Form 8-K reporting under Item 4 the change of its independent public accountants from Wrinkle, Gardner & Company, P.C. to Kabani & Company, Inc.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           KINGDOM VENTURES, INC.


Dated:  June 21, 2004                 By:  /s/ Gene Jackson
                                           ------------------------------------
                                           Gene Jackson, President
                                           (Principal Executive Officer,
                                           Principal Financial Officer and
                                           Principal Accounting Officer)