Form 10QSB
period 2004-07-31
KINGDOM VENTURES INC
filed 2004-09-22
CIK 1130951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended July 31, 2004

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

As of September 15, 2004 the issuer had outstanding the following shares of common stock:

                Common Stock              [25,486,875] shares
                Series B Common Stock     [22,530,762] shares

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets at July 31, 2004 (unaudited)

                  Statements of Operations for the three months and six months ended July 31, 2004 and July 31, 2003 (unaudited)

                  Statements of Cash Flows for the three months and six months ended July 31, 2004 and July 31, 2003 (unaudited)

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

                             KINGDOM VENTURES, INC.
                           CONSOLIDATED BALANCE SHEET
                                  July 31, 2004
                                   (Unaudited)

                                                 ASSETS
 CURRENT ASSETS:
       Accounts receivable, net of allowance for doubtful accounts $80,625                       $         92,868
        Notes receivable, current portion                                                                 198,694
                                                                                                 -----------------
           Total current assets                                                                           291,562

 PROPERTY AND EQUIPMENT, AT COST
        (net of accumulated depreciation of $45,127)                                                      180,685

 NOTES RECEIVABLE, LESS CURRENT PORTION                                                                   366,529

 OTHER ASSETS                                                                                               4,645
                                                                                                 -----------------
                                                                                                 $        843,421
                                                                                                 =================

                                  LIABILITIES AND STOCKHOLDERS' DEFICIT
 CURRENT LIABILITIES:
       Accounts payable and accrued expenses                                                     $        249,568
        Notes payable                                                                                   1,600,628
                                                                                                 -----------------
           Total current liabilities                                                                    1,850,196

 STOCKHOLDERS' DEFICIT
       Series A preferred stock, $.001 par value, 1,233,888 shares
      authorized, issued and outstanding                                                                    1,233
      Common stock, $.001 par value, 100,000,000 shares authorized,
      26,927,092 shares issued and outstanding                                                             26,927
      Additional paid in capital                                                                        8,379,549
      Subscription receivable                                                                            (250,000)
      Shares to be issued                                                                                (112,646)
      Accumulated deficit                                                                              (6,815,424)
                                                                                                 -----------------
                                                                                                        1,229,639
      Less:  Treasury stock, at cost (6,000,000 shares of common stock)                                (2,236,414)
                                                                                                 -----------------
           Total stockholders' deficit                                                                 (1,006,775)
                                                                                                 -----------------

                                                                                                 -----------------
                                                                                                 $          843,421
                                                                                                 =================

                             KINGDOM VENTURES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        THREE MONTH PERIODS ENDED     SIX MONTH PERIODS ENDED
                                                                              JULY 31,                       JULY 31,
                                                                       2004             2003            2004         2003
                                                                  --------------- ----------------- ------------- ------------

 NET REVENUES
     Product-apparel & gifts                                      $       90,940           122,897       172,942      248,743
     Product-newspaper                                                   236,870                 -       285,964            -
                                                                  --------------- ----------------- ------------- ------------
                                                                         327,810           122,897       458,906      248,743
                                                                  --------------- ----------------- ------------- ------------

 COST OF GOODS SOLD
     Product-apparel & gifts                                              39,403            58,925        66,192       75,476
     Product-newspaper                                                    56,675                 -        68,529            -
                                                                  --------------- ----------------- ------------- ------------
                                                                          96,078            58,925       134,721       75,476
                                                                  --------------- ----------------- ------------- ------------

 GROSS PROFIT                                                            231,732            63,972       324,185      173,267

 OPERATING EXPENSES:
   Selling                                                                38,313            22,391        40,207       43,235
   General and administrative                                            440,252           206,550       819,426      320,122
   Stock based compensation expense                                      150,000           942,217       150,000    3,507,277
   Bad debt expense                                                      253,480                 -       331,049            -
   Depreciation                                                            5,638             3,000        11,212        6,000
   Impairment of intangible assets                                             -                 -       880,230            -
                                                                  --------------- ----------------- ------------- ------------
     Total operating expenses                                            887,683         1,174,158     2,232,124    3,876,634
                                                                  --------------- ----------------- ------------- ------------

 LOSS FROM OPERATIONS                                                   (655,951)       (1,110,186)   (1,907,939)  (3,703,367)

 NON-OPERATING EXPENSES (INCOME)
   Interest                                                               37,664                 -        70,554            -
   Loss (gain) on settlement of debt                                    (150,000)                -       (24,575)           -
   Other expenses (income)                                                  (202)                -            98       (1,536)
                                                                  --------------- ----------------- ------------- ------------
     Total non-operating expenses (income)                              (112,538)                -        46,077       (1,536)
                                                                  --------------- ----------------- ------------- ------------

 Loss from continuing operations                                        (768,489)       (1,110,186)   (1,954,016)  (3,701,831)

 Gain or loss  from discontinued operations                                    -           (25,242)            -      (54,313)

                                                                  --------------- ----------------- ------------- ------------
 NET LOSS                                                         $     (768,489)       (1,135,428)   (1,954,016)  (3,756,144)
                                                                  =============== ================= ============= ============

 NET LOSS PER SHARE - BASIC AND DILUTED:

   Continuing operations                                          $        (0.03)            (0.06)        (0.08)       (0.24)

   Discontinued operations                                                     -              0.00             -        (0.00)
                                                                  --------------- ----------------- ------------- ------------

    Net loss                                                      $        (0.03)            (0.06)        (0.08)       (0.24)
                                                                  =============== ================= ============= ============


 Basic and diluted weighted average number of common
    shares outstanding                                                 25,486,875        18,454,893    24,675,644   15,874,759
                                                                  =============== ================= ============= ============

 Weighted average number of shares used to compute basic and diluted loss per share is the same since since the effect of dilutive securities is anti-dilutive.

                             KINGDOM VENTURES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Unaudited)

                                                                                            SIX MONTH PERIODS ENDED
                                                                                                  JULY 31,
                                                                                           2004                 2003
                                                                                      --------------        -------------
  OPERATING ACTIVITIES:
  Net Loss                                                                            $  (1,954,016)        $ (3,756,144)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
           Depreciation and amortization                                                     11,212                6,540
            Stock based compensation                                                        150,000            3,507,277
            Loss (gain) on settlement of debt                                               (24,575)                   -
            Bad debt expense                                                                331,049                    -
            Impairment of intangible assets                                                 880,230                    -
       Changes in operating assets and liabilities:
           Accounts receivable                                                               14,382             (189,593)
           Notes Receivable                                                                 174,663                    -
           Inventory                                                                              -                1,483
           Prepaid Expenses & other current assets                                             (347)            (793,412)
           Accounts payable and accrued expenses                                            275,642              297,889
           Deferred revenue                                                                       -               67,575
                                                                                      --------------        -------------
  NET CASH USED IN OPERATING ACTIVITIES                                                    (141,760)            (858,385)
                                                                                      --------------        -------------

  INVESTING ACTIVITIES
               Capital expenditures                                                         (11,853)             (95,758)
                                                                                      --------------        -------------

  FINANCING ACTIVITIES:
               Related parties                                                                    -              155,051
               Minority interest                                                                  -              (12,069)
               Proceeds from debt                                                           274,050              579,000
               Principal payments on debt                                                  (144,050)            (454,580)
               Proceeds from issuance of stock                                                5,542              726,706
                                                                                      --------------        -------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 135,542              994,108
                                                                                      --------------        -------------

  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (18,071)              39,965

  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                             18,071               63,655
                                                                                      --------------        -------------
  CASH AND CASH EQUIVALENTS AT END OF YEAR                                            $           -         $     103,620
                                                                                      ==============        =============

                             KINGDOM VENTURES, INC.
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended January 31, 2004 were filed on May 26, 2004 with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ended January 31, 2005.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company performs a review for the impairment of long-lived assets with definitive lives whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under Statement of Financial Accounting Standards ("SFAS") 144 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," an impairment loss is recognized when estimates of future undiscounted cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. At the time such flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values and any impairment amount is charged to operations. Accordingly, based on these evaluations, management adjusted the carrying value of intangible assets to zero at April 30, 2004 (note 11).

STOCK-BASED COMPENSATION

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the fair value method or
(ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the fair value method. The company uses the intrinsic value method prescribed by APB25 and has opted for the disclosure provisions of SFAS No.123. The Company did not grant any option of its stock in the periods ended July 31, 2004 and 2003.

RECLASSIFICATIONS

Certain comparative amounts have been reclassified to conform to the current period's presentation.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its 100% wholly owned subsidiaries Christian Times, Mr. Roy Productions and 81% owned subsidiary in JoBasic, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

NOTE 4 - NOTES PAYABLE - CURRENT

Notes payable comprised of the following at July 31, 2004:

Note payable to GBJ, Inc., the majority shareholder, bearing interest at 7% per
annum, payable no later than January 31, 2005                                   $    786,448

Note payable to a corporation, bearing interest at 7% per annum, payable             308,623
no later than January 31, 2005

Note payable to a corporation, bearing interest at 7% per annum, payable             206,107
no later than January 31, 2005

Note payable to a director, bearing interest at 5% per annum, due on
demand.                                                                               47,750

Note payable to a former employee and director, bearing interest at 5%
per annum (imputed rate), payable on demand.                                          71,700

Note payable to an individual, payable in eight monthly installments of
$ 22,500 each beginning August 2004.                                                 180,000
                                                                                 -----------
                                                                                 $ 1,600,628
                                                                                 ===========


The company paid $ 180,400 towards the notes during the period ending July 31, 2004. Interest on these notes for the period ended July 31, 2004 and July 31, 2003 was $ 55,118 (including $24,141 to related parties) and $ 19,865 respectively.

NOTE 5 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid no income tax during the six-month periods ended July 31,, 2004 and 2003. The Company paid $ 25,250 and $0 interest during the six-month periods ended July 31, 2004 and 2003, respectively.

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


NOTE 7- STOCKHOLDERS' EQUITY

During the six month period ended April 30, 2004, the Company issued common stocks for various services to following parties:

The Company issued 1,406,500 shares of common stock valued at $367,365 in settlement of notes payable amounting $ 241,940 and recognized a loss of $ 125,425 as loss on settlement of debt.

The company issued 15,836 shares in cash of $ 5,542.

The Company issued 2,500,000 shares towards the exercise of warrants at the exercise price of $ 0.10. The Company has recorded $ 250,000 as subscription receivable in the accompanying financial statements. The Company has recorded excess of market price over exercise price as consulting expense amounting $ 150,000.

As of July 31,, 2004, the Company had 321,846 shares of common stocks valued at $112,646 to be issued.

NOTE 8- MAJOR CUSTOMERS

As of July 31, 2004 and 2003, there were no customers that represented a significant percentage of sales or accounts receivable. Concentrations with respect to trade receivables are generally limited due to the Company's large number of customers and their geographic and economic dispersion. Financial instruments that potentially subject the Company to credit risks consist primarily of cash accounts on deposit with banks which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk related to cash or accounts receivable.

NOTE 9- SEGMENT REPORTING

The Company has two reportable segments consisting of the distribution of the newspaper and selling merchandise. The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes. The following is information for the Company's reportable segments for the six month period ended July 31, 2004 (in thousands):

                                    NEWSPAPER       MERCHANDISE
                                     SEGMENT          SEGMENT             TOTAL
                                       ($)               ($)               ($)

Revenue                                286               173               459
Gross margin                           217               107               324
Depreciation and amortization            -                11                11
Interest expense                         -                71                71
Loss from operations before
            income taxes              (160)           (1,794)           (1,954)
Identifiable assets                    158               685               843
Capital expenditure                      12               -                 12

The Company operated in three segments in the six month period ended July 31, 2003. However, the Company sold its "tools and technology" and "media and marketing" segments and has reported loss from such segments as a separate line item. The following is information for the Company's reportable segments for the six month period ended July 31,, 2003 (in thousands):

                                              MERCHANDISE
                                                SEGMENT
                                                  ($)
                                             ------------------
  Revenue                                         249
  Gross margin                                    173
  Depreciation and amortization                     6
  Loss from operations before income taxes     (3,701)
  Net loss from discontinued operations           (54)
  Identifiable assets                           1,791
  Capital expenditure                             25

.. The following is information for the Company's reportable segments for the three month period ended July 31, 2004 (in thousands):

                                    NEWSPAPER   MERCHANDISE
                                     SEGMENT     SEGMENT       TOTAL
                                       ($)          ($)         ($)
Revenue                                237          91          328
Gross margin                           180          52          232
Depreciation and amortization            -           6             6
Interest expense                         -          38            38
Loss from operations before
            income taxes              (102)      (667)         (769)
Identifiable assets                   158          685          843
Capital expenditure                      7           -             7

The Company operated in three segments in the three month period ended July 31, 2003. However, the Company sold its "tools and technology" and "media and marketing" segments and has reported loss from such segments as a separate line item. The following is information for the Company's reportable segments for the three month period ended July 31,, 2003 (in thousands):

                                                MERCHANDISE
                                                 SEGMENT
                                                   ($)
                                             ------------------
  Revenue                                          122
  Gross margin                                      59
  Depreciation and amortization                      3
  Loss from operations before income taxes       1,110
  Net loss from discontinued operations             29
  Identifiable assets                            1,791
  Capital expenditure                               25


NOTE 10 - COMMITMENTS AND OTHER CONTINGENCIES

COMMITMENT:

The Company leases property and equipment under several operating leases. Terms range from 30 days to three years. The following is a schedule of future minimum lease payments for operating leases with initial or remaining non-cancelable lease terms in excess of one year for the twelve month periods ended July 31:

            2004       $  36,000
            2005           10,000
                           ---------
                       $  46,000
                        =========

CONTINGENCIES:

The Company is currently involved in litigation with two parties. While the company is defending itself against these claims, the potential loss to the company, should negative outcomes occur, is approximately $ 120,000, plus legal fees.

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

NOTE 11 - IMPAIRMENT OF INTANGIBLE ASSETS

The Company evaluated valuation of the Company's intangible assets during the period and determined that intangible assets have been impaired and were of no value, based upon the fair market value of similar assets and future cash flow projected from these assets. The impaired intangible assets comprised of the following:







            Trademark and trade names                   $   150,260
            Goodwill product group                          729,972
                                                       ------------
                                                             880,232
            Impairment loss                                (880,232)
                                                       ------------
                                                        $         -
                                                       ============

The Company recorded an impairment expense equal to the book value of the intangible assets amounting $880,232 in the accompanying financial statements.

NOTE 12 - GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, the Company has an accumulated deficit of $6,815,424 on July 31, 2004.

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

The Company has not entered into any definitive agreements to raise any additional financing, and there can be no assurance that such financing will be available on terms acceptable to the Company. The Company's continued existence depends on its ability to obtain this additional capital. Management believes it has reasonable assurance from its initial research that it will be able to successfully complete a public offering. In the interim management is managing cash flow and responding to market conditions to insure that it is able to continue operations as a going concern. Increasing sales through more effective penetration of the fundraising and direct sales markets will be of the highest priority in the coming months.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         Kingdom Ventures, Inc. ("we," "us," "KDMV," or the "Company") was incorporated under the laws of the State of Nevada on March 17, 1999 as Legends of the Faith, Inc. ("Legends"), and commenced business operations on May 1, 1999. We voluntarily became subject to the filing requirements of the Securities and Exchange Commission on April 1, 2001. Our principal office is located at 1045 Stephanie Way, Minden, Nevada 89423. We operate websites at www.kdmvcorp.com, www.iexalt.com, www.yahwear.com, www.mrroys.com, and our primary e- commerce website at www.iexaltmall.com.

         Kingdom Ventures, Inc. is a media and products company for the Christian marketplace. It consists of two operating units -- Kingdom Media Group and Kingdom Products Group. Christian Times(TM) is a part of the Kingdom Media Group, which also includes iExalt.com and iExaltMall.com. The Kingdom Products Group includes, Yahwear Clothing and Mr. Roy Productions.


RESULTS OF OPERATIONS

Comparison of the Three Months Ended July 31, 2004 to the Three Months Ended July 31, 2003


         For the three months ended July 31, 2004, we generated revenues of $ 327,810. This is an increase of $ 204,913 (167%) over the $ 122,897 in revenues in the same period in 2003. The increase in revenues is attributable to growth in the Christian Times Media divisions operations.

         Our cost of goods sold increased $ 37,153 to $ 96,078 for the three months ended July 31, 2004 from $ 58,925 for the three months ended July 31, 2003. This increase is proportional to the increased revenue activity. Our operating expenses decreased by $ 286,475 from $1,174,158 for the three months ended July 31, 2003 to $ 887,683 for the three months ended July 31, 2004. A decrease in overall public company cost as well as limited consulting activity resulted in the decrease.

         For the three months ended July 31, 2004, we had a net loss of $ 768,489, compared to a net loss of $ 1,135,428 for the same three month period ended July 2003. This decrease is primarily the result of cost being cut for public company expenses as well as less activity in stock issuances for consulting services.

LIQUIDITY AND CAPITAL RESOURCES

         We had total assets of $ 843,421 and total liabilities of $ 1,850,196 at July 31, 2004, compared to total assets of $ 1,557,430 and total liabilities of $ 1,418,742 at January 31, 2004. As of July 31, 2004, we had cash of $ 0 compared to $ 17,665 at January 31, 2004.

         Historically, we have financed our operations through product sales, proceeds from the private placement of our common stock. In addition, a portion of our expenses have been paid by the issuance of common stock or warrants to purchase shares of our common stock in lieu of cash payments.

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

STOCK TRANSACTIONS

During the six month period ended July 31, 2004, the Company issued common stocks for various services to following parties:

The Company issued 1,406,500 shares of common stock valued at $367,365 in settlement of notes payable amounting $ 241,940 and recognized a loss of $ 125,425 as loss on settlement of debt.

The company issued 15,836 shares in cash of $ 5,542.

The Company issued 2,500,000 shares of common stock to business development consultants who received those shares as a result of exercising compensation warrants under our 2004 Stock Compensation Plan at the exercise price of $ 0.10. The Company has recorded $ 250,000 as subscription receivable in the accompanying financial statements. The Company has recorded excess of market price over exercise price as consulting expense amounting $ 150,000.

As of July 31,, 2004, the Company had 321,846 shares of common stocks valued at $112,646 to be issued.

SUBSEQUENT EVENTS
None.

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

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


         During the three months ended July 31, 2004, the Company re -issued from treasury an aggregate of 15,836 shares of its common stock valued at $ 5542 to several investors. The securities issued in such transactions were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption provided in Section 4(2) of the Securities Act. The recipients of securities in each such transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. The Company believes the recipient was an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the Company's common stock. The recipient had adequate access, through their relationships with the Company and its officers and directors, to information about the Company. None of the transactions involved general solicitation or advertising.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as exhibits to this report:





      31.1* Certification of Officers required by Rule 13a-14(a) or 15d-14(a).

      32.1* Certification of Officers required by Rule 13a-14(b) or 15d-14(b).

      *  Filed herewith

         (b) The Company filed the following Current Reports on Form 8-K during the three months ended July 31, 2004:

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   KINGDOM VENTURES, INC.

Dated:   September 18, 2004        By: /s/ Gene Jackson
                                       ----------------------------------------
                                       Gene Jackson, President
                                       (Principal Executive Officer,
                                       Principal Financial Officer and Principal
                                       Accounting Officer)

                                  EXHIBIT INDEX


  31.1*    Certification of Officers required by Rule 13a-14(a) or 15d-14(a).

  32.1*    Certification of Officers required by Rule 13a-14(b) or 15d-14(b).

  *  Filed herewith