Form 10QSB
period 2004-10-31
KINGDOM VENTURES INC
filed 2005-06-09
CIK 1130951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended October 31, 2004

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

As of December 15, 2004 the issuer had outstanding the following shares of common stock:

                           Common Stock              [29,321,546] shares
                           Series B Common Stock     [22,530,762] shares

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX
                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets at October 31, 2004 (unaudited)                  4

              Statements of Operations  for the three months and
              nine months ended October 31, 2004 and October 31, 2003
              (unaudited)                                                     5

              Statements  of Cash Flows for the three months and
              nine months ended October 31, 2004 and October 31, 2003
              (unaudited)                                                     6

              Note to Unaudited Financial Statements                          7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            11



PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                              13

     Item 2.  Changes in Securities and Use of Proceeds                      13

     Item 3.  Defaults Upon Senior Securities                                13

     Item 4.  Submission of Matters to a Vote of Security Holders            13

     Item 5.  Other Information                                              13

     Item 6.  Exhibits and Reports on Form 8-K                               13

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


KINGDOM VENTURES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
October 31, 2004




                                     ASSETS
                                     ------
Current assets
  Accounts receivable, net of allowance for doubtful accounts of $107,200    $   329,463

Property and equipment, net of accumulated depreciation of $51,127               177,197

Other assets                                                                       4,167
                                                                             -----------

       Total assets                                                              510,827
                                                                             ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities
  Accounts payable and accrued expenses                                          338,354
  Notes payable                                                                1,109,760
                                                                             -----------

       Total current liabilities                                               1,448,114

Stockholders' deficit
  Preferred stock, Series A, $.001 par value, 1,233,888 shares authorized,
   issued and outstanding                                                          1,233
  Common stock (100,000,000 shares authorized, $.001 par
   value, 27,652,688 shares issued and outstanding                                27,653
  Additional paid in capital                                                   8,730,153
  Shares to be issued                                                           (112,646)
  Accumulated deficit                                                         (7,347,266)
                                                                             -----------
                                                                               1,299,127
  Less - Treasury stock at cost (6,000,000 shares of common stock)            (2,236,414)
                                                                             -----------

       Total stockholders' deficit                                              (937,287)
                                                                             -----------

       Total liabilities and stockholders' deficit                           $   510,827
                                                                             ===========


                 See accompanying note to financial statements


KINGDOM VENTURES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
October 31, 2004 and October 31, 2003

                                                     Three Months Ended               Nine Months Ended
                                                         October 31,                     October 31,
                                                    2004            2003            2004            2003
                                                ------------    ------------    ------------    ------------
Net Revenues
  Product - Apparel and gifts                   $     26,596    $    164,480    $    199,538    $    413,223
  Product - Newspaper                                178,012          26,435         463,976          26,435
                                                ------------    ------------    ------------    ------------
                                                     204,608         190,915         663,514         439,658
Cost of Goods Sold
  Product - Apparel and gifts                        (19,214)         77,956          46,978         153,432
  Product - Newspaper                                 25,217          26,549          93,746          26,549
                                                ------------    ------------    ------------    ------------
                                                       6,003         104,505         140,724         179,981

       Gross profit                                  198,605          86,410         522,790         259,677

Operating Expenses
  Selling                                            (33,727)          5,451           6,480          48,686
  General and administrative                          40,280         311,294         859,706         631,416
  Stock based compensation expense                   100,000            --           250,000       3,507,277
  Bad debt expense                                   451,418            --           782,467            --
  Impairment of intangible assets                       --              --           880,232            --
  Depreciation                                         6,000           5,000          17,212          11,000
                                                ------------    ------------    ------------    ------------
                                                     563,971         321,745       2,796,097       4,198,379
                                                ------------    ------------    ------------    ------------

       Loss from continuing operations              (365,366)       (235,335)     (2,273,307)     (3,938,702)

Non-Operating Expenses (Income)
  nterest expense                                     93,819           1,385          89,045           1,385
  oss (gain) on settlement of debt                  (150,000)           --           125,425            --
  ther (income) expense                                  879            --             1,081          (1,536)
  nterest income                                      (3,300)           --            (3,000)           --
                                                ------------    ------------    ------------    ------------
                                                     (58,602)          1,385         212,551            (151)
                                                ------------    ------------    ------------    ------------

      Loss from continuing operations               (306,764)       (236,720)     (2,485,858)     (3,938,551)

Discontinued operations -
  Net operations of sold assets                         --           925,611            --           871,298
                                                ------------    ------------    ------------    ------------

      Net income (loss)                         $   (306,764)   $    688,891    $ (2,485,858)   $ (3,067,253)
                                                ============    ============    ============    ============

Net loss per share - Basic and diluted

  Continuing operations                                (0.01)          (0.01)          (0.10)          (0.21)
                                                ============    ============    ============    ============

  Discontinued operations                       $       --      $       0.04    $       --      $       0.05
                                                ============    ============    ============    ============

Basic and diluted weighted average number of
 common shares outstanding                        27,289,890      22,954,102      24,675,644      18,491,720
                                                ============    ============    ============    ============

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

                  See accompanying note to financial statements


KINGDOM VENTURES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
October 31, 2004 and October 31, 2003

                                                            Nine months ended October 31,
                                                                2004            2003
                                                            ------------    ------------
Operating Activities
Net loss                                                    $ (2,485,858)   $ (3,188,332)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
  Depreciation                                                    17,212          30,418
  Stock based compensation                                       250,000       3,559,752
  Loss on settlement of debt                                     125,412            --
  Impairment of intangible assets                                880,232            --
  Bad debt expense                                               782,467           5,296
  Loss on disposal of assets                                        --            98,500
  Changes in operating assets and liabilities:
       Accounts receivable                                      (329,413)        (86,698)
       Inventory                                                    --           231,333
       Long-term assets                                             --          (378,144)
       Accounts payable and accrued expenses                     215,624        (355,410)
                                                            ------------    ------------

  Net cash used in operating activities                         (544,324)        (83,285)

Investing activities
  Purchase of investments                                           --        (1,573,037)
  Capital expenditures                                           (14,365)        (84,227)
                                                            ------------    ------------

  Net cash used in investing activities                          (14,365)     (1,657,264)

Financing activities
  Related parties
  Minority interest                                                 --           (22,323)
  Reductions in other assets                                         131         (56,318)
  Principal payments received                                     64,619            --
  Proceeds from debt                                             275,642       1,348,370
  Principal payment on debt                                     (274,180)       (301,470)
  Proceeds from issuance of stock                                474,406         726,706
                                                            ------------    ------------

  Net cash provided by financing activities                      540,618       1,694,965
                                                            ------------    ------------

  Net change in cash                                             (18,071)        (45,584)

Cash at beginning of period                                       18,071          63,655
                                                            ------------    ------------

Cash at end of period                                       $       --      $     18,071
                                                            ============    ============

Supplemental cash flow information:
  Cash paid for interest                                    $       --      $     15,000

Non-cash investing and financing activities:
  Stock based compensation                                  $    250,000    $  3,559,752
  Provision for bad debts                                        782,467            --
  Impairment of intangible assets                                880,232            --
  Loss on settlement of debt                                     125,412            --
  Notes receivable from disposal of assets                          --           739,886



                  See accompanying note to financial statements

KINGDOM VENTURES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
October 31, 2004


Note 1 - Background and Summary of Significant Accounting Policies

Background

Kingdom Ventures, Inc. ("the Company") was incorporated on March 17, 1999 in the state of Nevada as Legends of the Faith, Inc. The Company is a media communications and product company for the Christian marketplace. The Company's primary media property is Christian Times Today, a monthly newspaper distributed by and to churches. The Company's product group activities are done by Mr. Roy Productions, a northern Nevada silk screen, embroidery and production facility that serves a local clientele and provides product support for each of the Company's other activities. In July, 2002, the Company changed its name to Kingdom Ventures, Inc. to better represent the nature of its evolving business as a church and people development company.

Note 2 - Condensed Financial Statements and Footnotes

The interim financial statements presented herein have been prepared by the Company and include the unaudited accounts of the Company and its subsidiaries, Mr. Roy, Inc. and Christian Times Today. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

These condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QB and Item 310(b) Regulations S-B. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2004 and notes thereto included in the Company's Form 10-KSB.

Note 3 - Reclassifications

Certain comparative amounts have been reclassified to conform to the current period's presentation.


Note 4 - Notes Payable

Notes payable consist of the following at October 31, 2004

      Notes payable to related parties, bearing interest at
      7% per annum, due within twelve months.                      $    566,854

      Other notes payable bearing interest at 5% to 7% interest
      all due within twelve months.                                     542,906
                                                                   ------------

                                                                   $  1,109,760
                                                                   ============

Accrued interest on the notes payable totals $75,979 at October 31, 2004.

KINGDOM VENTURES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
October 31, 2004


Note 5 - Basic and diluted net income (loss) per share

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

Note 6 - Stockholders' equity

During the nine months ended October 31, 2004, the Company issued common stocks for various services to the following parties:

The Company issued 2,500,000 shares toward the exercise of warrants at the exercise price of $.10. The Company recorded consulting expense in the amount of $250,000.

The Company issued 1,406,500 shares of common stock valued at $367,365 in settlement of notes payable amounting to $241,940 and recognized a loss of $125,425 as loss on settlement of debt.

The Company issued 741,432 shares for cash of $58,042.

As of October 31, 2004, the Company had 321,846 shares of common stock valued at $112,646 to be issued.

Note 7 - Segment reporting

The Company has two reportable segments consisting of the distribution of the newspaper and the selling of merchandise. The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes. The following information is information for the Company's reportable segments for the nine month period ended October 31, 2004 (in thousands):

                                 Newspaper    Merchandise
                                  Segment       Segment       Total
                                    ($)           ($)          ($)

       Revenue                      464           200          664
       Gross margin                 370           153          523
       Depreciation                 --             17           17
       Interest expense             --             89           89
       Loss from operations
         before income taxes       (142)       (2,344)      (2,486)
       Identifiable assets          158           353          511
       Capital expenditures         --             14           14

KINGDOM VENTURES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
October 31, 2004


The Company operated in three segments in the nine month period ended October 31, 2003. How- ever, the Company sold its "tools and technology" and "media and marketing" segments and has reported loss from such segments as a separate line item. The following is information for the Company's reportable segments for the nine month period ended October 31, 2003 (in thousands):

                                 Newspaper    Merchandise
                                  Segment       Segment       Total
                                    ($)           ($)          ($)

       Revenue                       40           400          440
       Gross margin                  14           246          260
       Depreciation                 --             11           11
       Interest expense             --              1            1
       Loss from operations
         before income taxes        (17)       (3,050)      (3,067)
       Identifiable assets          224           619          843
       Capital expenditures         --             95           95

The following is information for the Company's reportable segments for the three month period ended October 31, 2004 (in thousands):

                                 Newspaper    Merchandise
                                  Segment       Segment       Total
                                    ($)           ($)          ($)

       Revenue                      178            27          205
       Gross margin                 153            45          198
       Depreciation                 --
       Interest expense             --             94           94
       Loss from operations
         before income taxes        144          (451)        (307)
       Identifiable assets          158           353          511
       Capital expenditures         --              2            2

The following is information for the Company's reportable segments for the three month period ended October 31, 2003 (in thousands):

                                 Newspaper    Merchandise
                                  Segment       Segment       Total
                                    ($)           ($)          ($)

       Revenue                       26           165          191
       Gross margin                  26            60           86
       Depreciation                 --
       Interest expense             --              1            1
       Loss from operations
         before income taxes        (17)          706          689
       Identifiable assets           36           807          843
       Capital expenditures         --             84           84

KINGDOM VENTURES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
October 31, 2004


Note 8 - Contingencies

The Company is a defendant in two lawsuits filed against the Company. The Company is vigorously defending itself against these claims, and believes that should a negative outcome occur the potential loss to the Company is approximately $120,000, plus legal fees.

Securities and Exchange Commission Inquiry - During the fiscal year ended January 31, 2004, the Company received an informal request from the Securities and Exchange Commission to voluntarily provide information relating to a Form 8K and associated press releases referring to a Web Hosting Agreement with YourNetPlus.Com. The Company has provided the information to the SEC and intends to continue in responding to the inquiry. In accordance with its normal practice, the Securities and Exchange Commission has not advised the Company when its inquiry may be concluded, and the Company is unable to predict the outcome of this inquiry.

Note 9 - Impairment of intangible assets

The Company evaluated the valuation of the Company's intangible assets during the period and determined that intangible assets have been impaired and were of no future value based upon the fair market value of similar assets and future cash flow projected from these assets. The impaired intangible assets consisted of the following:

              Trademark and trade names          $     150,260
              Goodwill product group                   729,972
                                                 -------------
                                                       880,232
              Fair market value                          --
                                                 -------------
              Impairment loss                    $     880,232
                                                 =============

The  Company  recorded  an  impairment  expense  equal to the book  value of the
intangible   assets  amounting  to  $880,232  in  the   accompanying   financial
statements.

Note 10 -  Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These condensed financial statements show that there are minimal revenues and that the Company has sustained losses of $7,347,266 since inception. The future of the Company is dependent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 11 - Commitments

The Company leases certain property and equipment under several operating leases. Terms range from thirty days to three years. The following is a schedule of future minimum lease payments for operating leases with initial or remaining non-cancelable lease terms in excess of one year for the twelve months ended October 31:

              2004-2005                          $      36,000
              2005-2006                                  1,000
                                                 -------------
                                                 $      37,000
                                                 =============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

General

         Kingdom Ventures, Inc. ("we," "us," "KDMV," or the "Company") was incorporated under the laws of the State of Nevada on March 17, 1999 as Legends of the Faith, Inc. ("Legends"), and commenced business operations on May 1, 1999. We voluntarily became subject to the filing requirements of the Securities and Exchange Commission on April 1, 2001. Our principal office was located at 1045 Stephanie Way, Minden, Nevada 89423. We operated websites at www.kdmvcorp.com, www.iexalt.com, www.yahwear.com, www.mrroy.com, and our primary e- commerce website at www.iexaltmall.com.

         Kingdom Ventures, Inc. was a media and products company for the Christian marketplace. It consisted of two operating units -- Kingdom Media Group and Kingdom Products Group. Christian Times(TM)was a part of the Kingdom Media Group, which also includes iExalt.com and iExaltMall.com. The Kingdom Products Group includes, Yahwear Clothing and Mr. Roy Productions.

Results of Operations

Comparison of the Three Months Ended October, 2004 to the Three Months Ended October 31, 2003

         For the three months ended October 31, 2004, we generated revenues of $ 204,608. This is an increase of $ 13,693 (7.18%) over the $ 190,915 in revenues in the same period in 2003.

         Our cost of goods sold decreased $ 98,502 to $ 6,003 for the three months ended October 31, 2004 from $ 104,505 for the three months ended October 31, 2003. This decrease is proportional to the decreased revenue activity. Our operating expenses Increased by $ 242,226 from $321,745 for the three months ended October 31, 2003 to $ 563,971 for the three months ended October 31, 2004.

         For the three months ended October 31, 2004, we had a net loss of $ 306,764, compared to a net of $ 688,691 for the same three month period ended October 2003. This decreasae is primarily the result of an operation sold in 2003.

Liquidity and Capital Resources

         We had total assets of $510,827 and total liabilities of $ 1,448,114 at October 31, 2004, compared to total assets of $1,929,781 and total liabilities of $1,598,740 at January 31, 2004. As of October 31, 2004, we had cash of $ 0 compared to $ 17,665 at January 31, 2004.

         Historically, we have financed our operations through product sales, proceeds from the private placement of our common stock. In addition, a portion of our expenses have been paid by the issuance of common stock or warrants to purchase shares of our common stock in lieu of cash payments.

         We believe our existing cash and cash from operations will not be sufficient for us to meet our cash requirements for at least the next 90 days. We have been unable to secure such financing when needed, and will be unable to expand, respond to competitive pressures, increase and diversify our product offerings, maintain adequate inventory, increase our advertising and marketing, implement our e-commerce strategy and otherwise implement our business plan.

Stock Transactions

During the nine month period ended October 31, 2004, the Company issued common stocks for various services to following parties:

The Company issued 1,406,500 shares of common stock valued at $367,365 in settlement of notes payable amounting $ 241,940 and recognized a loss of $ 125,425 as loss on settlement of debt.

The company issued 3,241,432 shares in cash and notes of $ 308,042.


As of October 31,, 2004, the Company had 321,846 shares of common stocks valued at $112,646 to be issued.

Subsequent Events

Kingdom Ventures closed its remaining business units in November of 2004.

                                    PART II.
                                OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


         During the three months ended October 31, 2004, the Company re -issued from treasury an aggregate of 3,241,432 shares of its common stock valued at $ 308,042 . The securities issued in such transactions were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption provided in Section 4(2) of the Securities Act. The recipients of securities in each such transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. The Company believes the recipient was an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the Company's common stock. The recipient had adequate access, through their relationships with the Company and its officers and directors, to information about the Company. None of the transactions involved general solicitation or advertising.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following documents are filed as exhibits to this report:

         None

         (b) The Company filed the following Current Reports on Form 8-K during the three months ended October 31, 2004:

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   KINGDOM VENTURES, INC.


Dated:  June 8, 2004                          By:  /s/ Gene Jackson
                                                 -------------------------------
                                                   Gene Jackson, President
                                                   (Principal Executive Officer)