Form 10KSB
period 2005-01-31
KINGDOM VENTURES INC
filed 2005-08-03
CIK 1130951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended January 31, 2005

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

                    None                                          None
 (Address of Principal Executive Offices)                      (Zip Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's  revenues for the fiscal year ended January 31, 2005 totaled $ 0

As of June 8, 2005 the Issuer had 31,785,428 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates on June 8, 2005 was approximately $293,000.Transitional Small Business Disclosure Format:
Yes [ ] No [X]

                             Kingdom Ventures, Inc.
                          Annual Report on Form 10-KSB

                                TABLE OF CONTENTS

                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS                                           4

ITEM 2.  DESCRIPTION OF PROPERTIES                                         5

ITEM 3.  LEGAL PROCEEDINGS                                                 6

ITEM 4.  SUBMISSION OFMATTERS TO A VOTE OF SECURITY HOLDERS                6

                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          6

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         7

ITEM 7.  FINANCIAL STATEMENTS                                              9

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                        9

ITEM 8A. CONTROLS AND PROCEDURES                                           9

                                    PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                9

ITEM 10. EXECUTIVE COMPENSATION                                           11

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS                      12

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   12

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                 13

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                           15

SIGNATURES                                                                16

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General
-------

         Kingdom Ventures, Inc. ("Kingdom Ventures," "KDMV," "we," "us," or the "Company"), is a Nevada corporation which was organized on March 17, 1999. Our principal office was located at 1045 Stephanie Way, Minden, Nevada 89423. We operated websites at HYPERLINK "http://www.kdmvcorp.com" www.kdmvcorp.com,
HYPERLINK        "http://www.iexalt.com"        www.iexalt.com,        HYPERLINK
"http://www.christiantimestoday.com"   www.christiantimestoday.com,    HYPERLINK
"http://www.JoBasic.com" www.JoBasic.com, HYPERLINK "http://www.iexaltmall.com" www.iexaltmall.com, HYPERLINK "http://www.yahwear.com" www.yahwear.com, HYPERLINK "http://www.mrroys.com" www.mrroys.com, (collectively, the "KV Websites").

         Kingdom Ventures was a media communications and product company helping churches and their people to grow and impact our world for Christ. The Company's primary media property was Christian Times Today, a nationally impacting monthly newspaper distributed by and to churches, leaders, and business settings across the country. Iexalt.com provided a variety of chat groups and news information in an electronic format. Our Product Activities were focused on JoBasic, an Internet Charity Shopping Network. Kingdom Ventures has since closed all of its operations and offices as well as divested itself of all operating entities.

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


Industry Background; Market for Faith Based Media & Religious Products
----------------------------------------------------------------------

         The Company believed that the market for faith-based media and products is expanding as parents and other family members increasingly search for tools to teach their children Christian values and develop character.

Competition
-----------

         Kingdom  Ventures  media  products  were  unique  in  their  reach  and
distribution.   Christian  Times  Today  was  the  only  nationally  distributed newspaper with a Christian worldview, and Iexalt.com.

         We believed that where Kingdom Ventures was unique is in the family of media and products we provided. A local church or private school can come to us for their media and communication needs, their fundraising needs, and their institutional apparel needs.

Intellectual Property
---------------------

         None

Personnel
---------

         At January 31, 2005, we had 0 employees in all divisions. Our office location in Minden, Nevada was closed in November of 2004. None of our employees were covered by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTIES

         Kingdom Ventures owns no real property.


ITEM 3.  LEGAL PROCEEDINGS

         See Attached Attorney Audit Letter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to our stockholders for vote during the fourth quarter of the fiscal year ended January 31, 2005.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Kingdom Ventures' common stock is traded on the Pink sheets Currently (
KDMV). Kingdom Ventures began to trade on January 13, 2003. The high and low closing prices of our common stock, during the period of the last fiscal year in which there was trading (January 13, 2004 to January 31, 2005) is set forth below. The prices reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

                                      High        Low
                                      ----        ---
         2004 First Quarter           0.42        0.16
         2004 Second Quarter          0.34        0.11
         2004 Third Quarter           0.15        0.08
         2004 Fourth Quarter          0.08        0.02

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

         As of June 8, 2005, there were approximately 2900 holders of record of our common stock.

         The following table sets forth certain information relating to equity securities authorized for issuance under compensation plans:

                      Equity Compensation Plan Information

                       (a)                    (b)                    (c)
                                                                     Number of securities
                                                                     remaining available
                       Number of securities                          for future issuance
                       to be issued upon      Weighted-average       under equity
                       exercise of            exercise price of      compensation plans
                       outstanding options,   outstanding options,   excluding securities
                       warrants and rights    warrants and rights    reflected in column (a))
                       --------------------   --------------------   ------------------------
Equity compensation
plans approved by
security holders                0                    0                         0

Equity compensation
plans not approved
by security holders             0                    0                         0
                       --------------------   --------------------   ------------------------
Total                           0                    0                         0
                       ====================   ====================   ========================


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Results of Operations
---------------------

         Kingdom Ventures closed all remaining operations in November of 2004. During the year ended January 31, 2005 ("Fiscal Year 2004"), we reported a loss from operations of $ 2,427,314. These results compare to a loss of $ 3,188,322 during the year ended January 31, 2004 ("Fiscal Year 2003").

Revenues
--------

         Revenues from continuing operations for Fiscal Year 2004 were $ 0 compared to $ 0 for Fiscal Year 2003.

Cost of Goods Sold
------------------

         Cost of goods sold from continuing operations were $ 0 in Fiscal Year 2004 as compared to $ 0 in Fiscal Year 2003.

Selling, General and Administrative
-----------------------------------

         Selling expenses from continuing operations were $ 0 in Fiscal Year 2004 as compared to $ 0 in Fiscal Year 2003. General and administrative expenses were $ 0 in Fiscal Year 2004 as compared to $ 0 in Fiscal Year 2003.

Liquidity and Capital Resources
-------------------------------

         As of January 31, 2005, our liquid assets were $186 , compared to $ 18,071 as of January 31, 2004.

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

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are included herein at pages F-1 through F-16:

         Consolidate Balance Sheet as of January 31, 2005

         Consolidated Statement of Operations for the Twelve Months ended January 31, 2005 and January 31, 2004

         Statements of Changes in Stockholders' Equity for the Twelve Months ended January 31, 2005 and January 31, 2004

         Statements of Cash Flows for the Twelve Months ended January 31, 2005 and January 31, 2004

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

         The directors and executive officers of the Company are set forth below:

Name                 Age      Position                  Director Since
----                 ---      --------                  --------------
Gene Jackson         42       Director, President,      1999

         Gene Jackson. Mr. Jackson founded the Company in March 1999 and has served as a director and as our President, Secretary and Treasurer since that time. In this capacity, Mr. Jackson's duties include those of a chief executive officer, although he does not carry this title

Key Personnel
-------------

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


                                             Transactions   Known failures
                              Number of       not timely       to file a
Name and Relationship        late reports      reported     required form
--------------------------   ------------    ------------   --------------
Gene Jackson, Director,            1               1              0
GBJ, Inc., 10% shareholder         1               1              0


ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth  compensation  information for our Chief
Executive Officer for the fiscal years ended January 31, 2005.

                           SUMMARY COMPENSATION TABLE

                                                                         Long-term
                                         Annual Compensation            Compensation
                                  --------------------------------   -----------------

Name and             Year ended                     Other Annual     Options     LTIP      All Other
Principal Position   January 31   Salary   Bonus   Compensation(1)   Granted   Payouts   Compensation
------------------   ----------   ------   -----   ---------------   -------   -------   ------------

Gene Jackson,
Director,              2005         $0      -0-          0              0        -0-         -0-


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


ITEM 11. SECURITY  OWNERSHIP OF  CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS

         The  following  table sets forth  certain  information  concerning  the number of shares of our common stock owned  beneficially as of April 1, 2005 by:
(i) each person  known to us to own more than five  percent (5%) of any class of our voting securities;  (ii) each of our executive  officers and directors;  and
(iii) all our directors and officers as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.  Unless otherwise noted in the table below, each executive officer and director can be contacted at our principal offices.

                                                                                    Beneficial     Percent of
                      Beneficial                     Beneficial      Percent of     Ownership       Series A
                      Ownership     Percent of        Ownership        Class B      of Series A    Preferred
                      of Common     Common Stock     of Class B     Common Stock    Preferred       Stock        Percent of
Name and Address(1)     Stock      Outstanding(2)   Common Stock   Outstanding(3)     Stock       Outstanding   Actual Voting
-------------------   ----------   --------------   ------------   --------------   -----------   -----------   -------------
GBJ, Inc.              6,000,000         20%         10,000,000        44.38%        1,233,888       100%          87.45%
Gene Jackson               0                              0                              0
-------------------


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of January 31, 2005, we owed $ 434,198 to GBJ, Inc., a Nevada corporation controlled by Gene Jackson, our President, Secretary, Treasurer and a Director.

         On January 31, 2001 and previously, we borrowed $53,570 from Howard Dix, one of our former directors, for which we executed an unsecured promissory note in that amount in his favor. One principal payment was made on the note and the current note principal balance is $50,250. The note bears interest at 5% per year and was due September 30, 2001. The Company did not pay the note when it became due.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

Exhibit No.       Description of Exhibit
-----------       --------------------------------------------------------------
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

----------------

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees
----------

The aggregate fees billed for professional services rendered by the Company's independent auditors for the audit of the Company's financial statements, for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB, and for other services normally provided in connection with statutory filings were $32,000.00 and $ 28,000.00 for the years ended January 31, 2005 and January 31, 2004, respectively.

Audit-Related Fees
------------------

The Company did not incur any fees for professional services rendered by the Company's independent auditors that are reasonably related to the performance of the audit or review of the Company's financial statements and not included in "Audit Fees" during the years ended January 31, 2005 and January 31, 2004.

Tax Fees
--------

The aggregate fees billed for professional services rendered by the Company's independent auditors for tax compliance, tax advice, and tax planning were $750.00 and $750.00, for the years ended January 31, 2005 and January 31, 2004, respectively. The services for which such fees were paid consisted of the preparation and filing of appropriate federal tax returns for each year.

All  Other  Fees
----------------

The Company did not incur any fees for other professional services rendered by the Company's independent auditors during the years ended January 31, 2005 and January 31, 2004.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            KINGDOM VENTURES, INC.

DATE: July 28, 2005                          /s/ Gene Jackson
                                            ------------------------------
                                            Name: Gene Jackson
                                            (Principal Executive, Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature                           Title                            Date
---------                           -----                            ----

/s/ Gene Jackson                    President                    July 28, 2005
-------------------
Gene Jackson

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                      F-2

Consolidate Balance Sheet as of January 31, 2005                             F-3

Consolidated Statement of Operations for the Twelve Months ended
January 31, 2005 and January 31, 2004                                        F-4

Statements of Changes in Stockholders' Equity for the Twelve Months
ended January 31, 2005 and January 31, 2004                                  F-5

Statements of Cash Flows for the Twelve Months ended January 31, 2005
and January 31, 2004                                                         F-6

Notes to Consolidated Financial Statements                                   F-7

E. Randall Gruber, CPA, PC
================================================================================
Certified Public Accountant                              Telephone (314)238-1224
10805 Sunset Office Drive, Suite 300                           Fax (314)238-1250
St. Louis, Missouri  63127

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
KINGDOM VENTURES, INC.

I have audited the accompanying consolidated balance sheet of Kingdom Ventures, Inc. and subsidiaries as of January 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended January 31, 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kingdom Ventures, Inc. and subsidiaries as of January 31, 2005, and the results of its consolidated operations and cash flows for the years ended January 31, 2005, in conformity with accounting principles generally accepted in the United States of America.



St. Louis, Missouri
July 27, 2005


The CPA, Never Underestimate the Value.

                   Member: American Institute of Certified Public Accountants
                   Registered: Public Company Accounting Oversight Board (PCAOB)


                             KINGDOM VENTURES, INC.
                           Consolidated Balance Sheet
                           January 31, 2005 and 2004



                                     ASSETS
                                     ------
                                                                       January 31,
                                                               --------------------------
                                                                   2005           2004
                                                               -----------    -----------
Current assets
     Cash in banks                                             $       186    $    18,071
     Accounts receivable, no allowance for doubtful accounts          --          107,250
     Notes receivable, current portion                                --          246,222
                                                               -----------    -----------

          Total current assets                                         186        371,543

Property and equipment, at cost (net of accumulated
   depreciation of $-0- and $33,915)                                  --          180,044

Other assets
     Notes receivable, net of current portion                         --          493,664
     Trademarks / tradenames, unamortized                             --          150,260
     Goodwill - Products group                                        --          729,972
     Other assets                                                     --            4,298
                                                               -----------    -----------

          Total other assets                                          --        1,378,194
                                                               -----------    -----------

          Total assets                                                 186      1,929,781
                                                               ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities
     Accounts payable and accrued expenses                         338,990        123,090
     Notes payable                                               1,167,732      1,475,650
                                                               -----------    -----------

          Total current liabilities                              1,506,722      1,598,740

Stockholders' deficit
     Preferred stock, Series A, $.001 par value, 1,233,888
       shares authorized, issued and outstanding                     1,233          1,233
     Common stock (100,000,000 shares authorized, $.001 par
        value, 31,785,428 and 23,326,602 shares issued and
        outstanding                                                 31,785         23,327
     Additional paid in capital                                  8,115,156      7,404,301
     Accumulated deficit                                        (7,418,298)    (4,861,408)
                                                               -----------    -----------
                                                                   729,876      2,567,453
     Less - Treasury stock at cost (6,000,000 shares of
        common stock)                                           (2,236,412)    (2,236,412)
                                                               -----------    -----------

          Total stockholders' deficit                           (1,506,536)       331,041
                                                               -----------    -----------

          Total liabilities and stockholders' deficit          $       186    $ 1,929,781
                                                               ===========    ===========


                 See accompanying note to financial statements

                             KINGDOM VENTURES, INC.
                      Consolidated Statement of Operations


                                                                For the year ended
                                                                    January 31,
                                                          ----------------------------
                                                               2005            2004
                                                          ------------    ------------
Net Revenues                                              $       --      $       --

Cost of Goods Sold                                                --              --
                                                          ------------    ------------

          Gross profit                                            --              --

Operating Expenses
     Selling                                                      --              --
     General and administrative                                   --              --
     Depreciation                                                 --              --
                                                          ------------    ------------
                                                                  --              --
                                                          ------------    ------------

          Loss from continuing operations                         --              --

Non-Operating Expenses (Income)
     Interest expense                                          185,697         187,135
     Interest income                                            (3,000)           --
                                                          ------------    ------------
                                                               182,697         187,135
                                                          ------------    ------------

         Total non-operating expenses, net                    (182,697)       (187,135)

Discontinued operations - Net operations of sold assets     (1,525,611)     (2,902,697)

Discontinued operations - Loss on sale of assets              (848,582)        (98,500)
                                                          ------------    ------------

          Net income (loss)                               $ (2,556,890)   $ (3,188,332)
                                                          ============    ============

Net loss per share - Basic and diluted

     Continuing operations                                $      (0.01)   $      (0.01)
                                                          ============    ============

     Discontinued operations                              $      (0.05)   $       0.08
                                                          ============    ============

     Loss on sale of discontinued operations              $      (0.03)   $      (0.00)
                                                          ============    ============

Basic and diluted weighted average number of
  common shares outstanding                                 28,305,718      21,632,248
                                                          ============    ============

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

                 See accompanying note to financial statements

                             KINGDOM VENTURES, INC.
            Consolidated Statements of Stockholders' Equity (Deficit)
                  For the years ended January 31, 2004 and 2005


                                       Series A                                         Additional
                                   Preferred Stock               Common Stock            Paid-In
                                Shares        Amount        Shares         Amount        Capital
                             -----------   -----------   -----------    -----------    -----------
Balance, January 31, 2003      1,233,888   $     1,233    12,500,000    $    12,500    $ 1,703,092

Issuance of treasury shares         --            --            --             --          735,811

Purchase of treasury shares         --            --      (6,000,000)        (6,000)    (2,194,000)

Issuance of common shares           --            --      16,826,602         16,827      7,159,398

Net loss for th year ended
  January 31, 2004                  --            --            --             --             --
                             -----------   -----------   -----------    -----------    -----------

Balance December 31, 2003      1,233,888         1,233    23,326,602         23,327      7,404,301

Issuance of common stock
  in settlement of note
  payable                           --            --       1,406,500          1,407        365,958

Issuance of common stock
  for services                      --            --       2,500,000          2,500        247,500

Issuance of common shares           --            --       2,088,444          2,087        120,285

Net loss                            --            --            --             --             --
                             -----------   -----------   -----------    -----------    -----------

Balance December 31, 2004      1,233,888   $     1,233    29,321,546    $    29,321    $ 8,138,044
                             ===========   ===========   ===========    ===========    ===========


                                    Treasury Stock       Accumulated
                                Shares        Amount       Deficit         Total
                             -----------   -----------   -----------    -----------

Balance, January 31, 2003      1,785,510   $   (76,184)  $(1,673,076)   $   (32,435)

Issuance of treasury shares   (1,785,510)       76,184          --          811,995

Purchase of treasury shares    6,000,000    (2,236,412)         --       (4,436,412)

Issuance of common shares           --            --            --        7,176,225

Net loss for th year ended
  January 31, 2004                  --            --      (3,188,332)    (3,188,332)
                             -----------   -----------   -----------    -----------

Balance December 31, 2003      6,000,000    (2,236,412)   (4,861,408)       331,041

Issuance of common stock
  in settlement of note
  payable                           --            --            --          367,365

Issuance of common stock
  for services                      --            --            --          250,000

Issuance of common shares           --            --            --          122,372

Net loss                            --            --      (2,427,314)    (2,427,314)
                             -----------   -----------   -----------    -----------

Balance December 31, 2004    $ 6,000,000   $(2,236,412)  $(7,288,722)   $(1,356,536)
                             ===========   ===========   ===========    ===========


                 See accompanying note to financial statements

                             KINGDOM VENTURES, INC.
                      Consolidated Statements of Cash Flows


                                                                       For the years ended
                                                                           January 31,
                                                                   --------------------------
                                                                       2005           2004
                                                                   -----------    -----------
Cash flows from operating activities from
  continuing operations
     Income (loss) from continuing operations                      $  (182,697)   $  (187,135)
                                                                   -----------    -----------

     Net cash used in operating activities                            (182,697)      (187,135)

Cash flows from financing activities from continuing operations:
     Proceeds from debt                                                614,511      1,348,370
     Principal payment on debt                                        (556,472)      (301,470)
     Proceeds from issuance of stock                                   351,948        726,706
                                                                   -----------    -----------

     Net cash provided by financing activities                         409,987      1,773,606
                                                                   -----------    -----------

     Net change in cash                                                227,290      1,586,471

Net cash used in / provided by discontinued operations                (245,547)    (1,632,055)

Cash at beginning of period                                             18,071         63,655
                                                                   -----------    -----------

Cash at end of period                                              $      (186)   $    18,071
                                                                   ===========    ===========

Supplemental cash flow information:
     Cash paid for interest                                        $    25,250    $    15,000

Non-cash investing and financing activities:
     Stock based compensation                                      $   250,000    $ 3,559,752
     Provision for bad debts                                         1,288,155           --
     Impairment of intangible assets                                   880,232           --
     Issuance of common stock in settlement of debt                    367,365           --
     Notes receivable from disposal of assets                             --          739,886





                 See accompanying note to financial statements

                             KINGDOM VENTURES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Background and Summary of Significant Accounting Policies

Background

Kingdom Ventures, Inc. ("the Company") was incorporated on March 17, 1999 in the state of Nevada as Legends of the Faith, Inc. The Company was a media communications and product company for the Christian marketplace. The Company's primary media property was Christian Times Today, a monthly newspaper distributed by and to churches. The Company's product group activities were done by Mr. Roy Productions, a northern Nevada silk screen, embroidery and production facility that serves a local clientele and provides product support for each of the Company's other activities. In July, 2002, the Company changed its name to Kingdom Ventures, Inc. to better represent the nature of its evolving business as a church and people development company. During December, 2004, all business ventures of Kingdom Ventures, Inc. ceased upon voluntary foreclosure of business assets.

The accompanying financial statements for the year ended January 31, 2005 include the accounts of the Company and its subsidiaries, Christian Times, Inc. and Mr. Roy Productions, Inc. All significant intercompany transactions and account balances have been eliminated.

Basis of Presentation

During December, 2004, the Company agreed to release the assets of its two subsidiaries, Christian Times, Inc., and Mr. Roy Productions, Inc. in exchange for a reduction in the outstanding notes payable under the terms of a voluntary foreclosure. These two operating subsidiaries were accounted for as discontinued operations under generally accounting principles (GAAP) and therefore the results of operations and cash flows have been removed from the Company's regular continuing operations and cash flows for all periods presented in this document.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the year ended January 31, 2005 of $2,427,314 and at January 31, 2005, had an accumulated deficit of $7,288,722 Much of the losses have come from the voluntary foreclosure of the two subsidiaries, the loss on the disposal of the assets, including goodwill, and uncollectible account write-offs, and stock based compensation related expenses.

With the sale of its two operating subsidiaries, the Company will generate minimal revenues from its operations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence.

Management plans to raise additional financing in an as yet to be determined amount to address the Company's capital requirements. Management intends to raise the additional capital through public and / or private equity and / or debt financing. Management is targeting a business in a profitable industry to acquire, and / or targeting a business or individuals to acquire it.

                             KINGDOM VENTURES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of January 31, 2005, the Company used estimates in determining the value of common stock issued to consultants for services. Actual results could differ from these estimates.

Fair Value of Financial Instruments

For certain of the Company's financial instruments, including cash, accounts payable and accrued interest, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

Cash and Cash Equivalents

For purposes of the comparative statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a majority of three months or less, plus all certificates of deposit.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed at rates sufficient to amortize the cost of the assets over their estimated useful lives using the straight-line method. Depreciation is based upon the following estimated useful lives:
                                                   Years
                                                   -----
              Leasehold improvements                10
              Equipment                             10
              Furniture and fixtures                 7


Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

Impairment of Long-lived Assets

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impair- ment, at least annually, or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

                             KINGDOM VENTURES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Goodwill and Intangibles

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which became effective February 1, 2002, goodwill and other intangible assets with indeterminable lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives continue to be subject to amortization, and any impairment is determined in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

Revenue Recognition

During the year ended January 31, 2005, the Company operated in two departments, namely media and product operations. The Company recognized revenue from the media operation when advertisements were presented. The Company recognized revenue from the product operations when the product was shipped to the customer. Shipping and handling costs are recorded as revenue and related costs are charged to cost of sales.

Income Taxes

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Loss per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic income / (loss) per common share is computed by dividing net income / (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended January 31, 2005 and 2004, the Company has no items that represent other comprehensive income, and accordingly, has not included a schedule of comprehensive income in the financial statements.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin
(ARB) No. 51, Consolidation Financial State- ments). Interpretation 46 addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in ARB-5 does not apply. The Interpretation changes the criteria by which one company includes another entity in its consolidated financial statements. The general requirement to consolidate under ARB-51 is based on the presumption that an enter- prise's financial statement should include all of the entities in which it has a controlling financial interest

                             KINGDOM VENTURES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(i.e., majority voting interest). Interpretation 46 requires a variable interest entity to receive a majority of the entity's residual returns or both. A company that consolidated a variable interest entity is called the primary beneficiary of that entity. In December 2003, the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46. that was issued in January, 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied for registrants who file under Regulation SX in periods ending after March 31, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implement- ation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after September 30, 2003. The adoption of this statement had no impact on the Company's financial statements.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instrument with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Element of Financial Statements. The adoption of this statement had no impact on the Company's financial statements.

In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 88, "Employers' Accounting for
Settlements   and   Curtailments  of  Defined  Benefit  Pension  Plans  and  for
Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

                             KINGDOM VENTURES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In December, 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 11, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the financial statements.

In March, 2004, the FASB approved the consensus reached on the Emerging Issues Task Forces (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments which are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position
(FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition are effective only for annual periods ending after June15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs", an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151"). The amendments made by SFAS 151 clarify that abnormal amount of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152") SFAS 152 amends SFAS No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SFAS 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and
(b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier applications encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

                             KINGDOM VENTURES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Asset, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basis measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No. 153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation costs relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supercedes APB Opinion No. 25,
"Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123R and does not believe the impact will be significant to the Company's overall results of operations or financial position.

Note 2 - Stock Options

The Company has reserved 1,000,000 shares of treasury stock for options. From time to time at the discretion of the Board of Directors, stock options are granted to directors, officers, employees and certain consultants. Options issued expire not more than five years after the grant date. In March, 2003, options were granted to three directors totaling 250,000 shares at $.50 per share. These options expire March 4, 2008. As of January 31, 2005, 750,000 shares were available for options. No compensation expense has been recorded related to these options in accordance with APB No. 25.


                             KINGDOM VENTURES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 -  Notes Payable
              Note payable to GBJ, Inc. the majority shareholder, bearing interest at 7% per annum.  The note was due on January 31,
              2005.  The note is collateralized by a general obligation of the
              assets and receipts of the Company.                                   $    509,198

              Note payable to a corporation, bearing interest at 7% per annum,
              payable no later than January 31, 2005.  The note is collateralized        342,834
              by a general obligation of the assets and receipts of the Company,

              Note payable to a director, bearing interest at 5% per annum,
              payable no later than January 31, 2005.  The note is unsecured.             49,000

              Note payable to a former employee and Director, bearing interest
              at 5% per annum, payable on demand.                                         71,700

              Note payable to a trust,  bearing interest at 2.50% per month. The
              note  was  due  on  or  before   April  9,   2004.   The  note  is
              collateralized by a general obligation on the assets and receipts
              of the Company.                                                             45,000

              Note payable to a trust,  bearing interest at 2.50% per month. The
              note  was  due  on  or  before   April  9,   2004.   The  note  is
              collateralized by a general obligation on the assets and receipts
              of the Company.                                                             50,000

              Note payable to an individual,  bearing  interest at 5% per month.
              The  note  was  due on or  before  April  25,  2004.  The  note is collateralized by a general obligation on the assets and receipts
              of the Company.                                                             50,000

              Note payable to an individual,  bearing  interest at 5% per month.
              The  note  was  due  on or  before  May  29,  2004.  The  note  is collateralized by a general obligation on the assets and receipts
              of the Company.                                                             50,000
                                                                                    ------------

                                                                                    $  1,167,732
                                                                                    ============


Accrued interest on the notes payable totals $172,631 at January 31, 2005.

Note 4 - Basic and diluted net income (loss) per share

Net loss per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SOFAS No. 128), "Earnings per Share". Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

                             KINGDOM VENTURES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements since the effect of dilutive securities is anti-dilutive.

Note 5 - Stockholders' Deficit

Series A Preferred Stock
------------------------

Designation and Number in Series. There shall be a series of preferred stock of the Corporation designated the "Series A Preferred Stock" ('the Series A Preferred Stock"), and the number of shares constituting such series shall be 1,233,888 shares, having $.001 par value share. The Series A Preferred Stock shall, with respect to all preferences, limitations and relative rights hereof be senior to the common stock of the Corporation, $.001 par value per share (the "Common Stock"), and all shares of the preferred stock of the Corporation outstanding on the date of issuance of the Series A Preferred Stock other than the Series A Convertible Preferred Stock.

Dividends and Distributions. The holders of outstanding Series A Preferred Stock shall not be entitled to receive interest or dividends on the shares of Series A Preferred.

In the event that there is a liquidation, dissolution or winding up of the Corporation or there shall occur an extraordinary transaction, as defined, the holders of shares of the Series A Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders, before any payment shall be made in respect of the Common Stock or any other securities ranking junior to the "Liquidation Value" shall mean an amount equal to $.20 per share of Series A Preferred Stock. If the assets of the Corporation shall be insufficient to permit the payment in full to the holders of the Series A Preferred Stock and any stock of the Corporation ranking on parity with the Series A Preferred Stock, all amounts distributable to them under this Section 3 or the corresponding section of the Certificates of Designations establishing such series, then the entire assets of the Corporation available for such distribution shall be distributed ratably among the holders of the Series A Preferred Stock and the stock ranking on parity Series A Preferred Stock in proportion to the full preferential amount each such holder is otherwise entitled to receive.

The shares of the Series A Preferred Stock shall be voted with the shares of the Common Stock at any annual or special meeting of stockholders of the Corporation, or the holders of Series A Preferred Stock shall act by written consent together with and in the same manner as the holders of the Common Stock, upon the following basis: each holder of shares of the Series A Preferred Stock shall be entitled to two hundred (200) votes for each share of Series A Preferred Stock held by him or her on the record date fixed for such meeting or on the effective date is set, the close of business on the record date, or the effective date of such written consent.

As long as 10% of the shares of Series A Preferred Stock are outstanding, the Corporation shall not, without first obtaining the approval of the holders of at least a majority of the outstanding shares of Series A Preferred Stock (i) amend the Corporation's Articles of Incorporation or bylaws exercisable for any equity security having a preference over, or being on a parity with, the Series A Preferred Stock with respect to dividends upon liquidation (ii) authorize or issue, or obligate itself to issue any other equity security, including any other security convertible into or exercisable for any equity security having a preference over or being on a parity with the Series A Preferred Stock with respect to dividends or upon liquidation, (iii) declare dividends on any share or shares of preferred stock or common stock, or repurchase or redeem any shares of preferred stock or common stock, (iv) authorize a merger, sale of all assets, consolidation, recapitalization of the corporation, or (v) authorize the issuance of additional shares of Series A Preferred Stock.

Common stock
------------

During the year ended January 31, 2005, the Company issued common stocks for various services to the following parties:

The Company issued 2,500,000 shares toward the exercise of warrants at the exercise price of $.10. The Company recorded consulting expense in the amount of $250,000.

                             KINGDOM VENTURES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company issued 1,406,500 shares of common stock valued at $367,365 in settlement of notes payable amounting to $241,940 and recognized a loss of $125,425 as loss on settlement of debt.

The Company issued 4,552,326 shares for cash of $101,498.

Note 6 - Segment reporting

The Company has two reportable segments consisting of the distribution of the newspaper and the selling of merchandise. The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes. The following information is information for the Company's reportable segments for the year ended January 31, 2005 (in thousands):

                                      Newspaper    Merchandise
                                       Segment       Segment      Total
                                         ($)           ($)         ($)
                                         ---           ---         ---

          Revenue                         510          401          911
          Depreciation                   --             22           22
          Loss from operations
            before income taxes          (359)      (2,334)      (2,693)
          Identifiable assets             158          353          511
          Capital expenditures           --             14           14


The following is information for the Company's reportable segments for the year ended January 31, 2004 (in thousands):

                                      Newspaper    Merchandise
                                       Segment       Segment      Total
                                         ($)           ($)         ($)
                                         ---           ---         ---

          Revenue                          61          760          821
          Depreciation                   --             30           30
          Loss from operations
            before income taxes           (64)      (4,793)      (4,857)
          Identifiable assets              50        1,880        1,930
          Capital expenditures           --             84           84

Note 7 -  Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These condensed financial statements show that there are minimal revenues and that the Company has sustained losses of $7,418,298 since inception. The future of the Company is dependent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

                             KINGDOM VENTURES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Lease Obligations

The Company has settled with all lessors, and the remaining lease terms for office space rental have expired as of January 31, 2005.

Note 9 -  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2004 are as follows:

               Deferred tax assets:
                  Federal net operating loss      $    2,393,027

                  Less - Valuation allowance
                    for deferred tax assets           (2,393,027)
                                                  --------------

                                                  $         --
                                                  ==============

At December 31, 2004, the Company had federal net operating losses ("NOL") carry forwards of approximately $7,038,314 and $4,861,000 respectively. Federal NOL's could, if unused, expire in varying amounts in the years 2014 through 2019.

The valuation allowance increased by $740,027 during the year ended January 31, 2005. The Company has provided a 100% valuation allowance on the deferred tax assets at January 31, 2005 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

Note 10 - Litigation

A former key employee of the Company sought resumption of payments under a 2003 arbitration award on a damage sum of approximately $84,000. The alleged damages were contractual in nature and did not appear to be covered by insurance. The plaintiff sought confirmation of the underlying award and reduction to judgment. The Company has consistently sought to resolve the matter, by way of extensive settlement discussions, and then by confidential settlement on the record. The Company has recorded a note payable in the amount of $71,700 which represents the unpaid amount of the arbitration award.

A note holder has filed a proceeding in the Ninth Judicial District Court of Nevada, for breach of a $100,000 promissory note, breach of the covenant of good faith and fair dealing, fraud, constructive trust, unjust enrichment and injunctive relief. The alleged damages are contractual in nature and do not appear to be covered by insurance. The Company believes the tort claims do not appear to be meritorious. The Company is trying to settle the case and have agreed to stay any litigation, pending settlement discussions. The Company has recorded a note payable in the amount of $100,000 which represents the original amount of the notes payable.

Note 11 -  Subsequent Event

During July, 2005, the Company's majority shareholder agreed to sell his preferred stock with voting rights in the Company to a group of individuals. The management of the Company will be assumed by the acquiring group who are actively seeking businesses in profitable industries to acquire.