Form 10QSB
period 2005-04-30
KINGDOM VENTURES INC
filed 2005-08-03
CIK 1130951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
         [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended April 30, 2005

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

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

                  None
(Address of Principal Executive Offices)                       (Zip Code)

As of April 30, 2004 the issuer had outstanding the following shares of common stock:

                     Common Stock              [29,321,546] shares
            Series B Common Stock              [22,530,762] shares

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets at April 30, 2005 (unaudited)

              Statements of Operations for the three months and nine months ended April 30, 2005 and April 30, 2004 (unaudited)

              Statements of Cash Flows for the three months and nine months ended April 30, 2005 and April 30, 2004 (unaudited)

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

                                     PART I.
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The interim unaudited financial statements contained in this report have been prepared by Kingdom Ventures, Inc. (the "Company") and, in the opinion of management, reflect all material adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consisted only of normal recurring items. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the period ended January 31, 2005. The results of the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements. These statements relate to future events or the Company's future financial performance. Readers of this report should exercise extreme caution with respect to all forward-looking statements contained in this report. Specifically, the following statements are forward-looking:

         statements regarding the Company's overall business strategy, including, without limitation, the Company's intended markets and future products;statements regarding the plans and objectives of the Company's management for future operations, the production of products, including the size and nature of the costs the Company expects to incur and the people and services the Company may employ;statements regarding the Company's competition or regulations that may affect the Company;statements regarding the Company's ability to compete with third parties;any statements using the words "anticipate," "believe," "estimate," "expect," "intend," "may," "will," "should," "would," "expect," "plan," "predict," "potential," "continue" and similar words; andany statements other than historical fact.

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


KINGDOM VENTURES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
April 30, 2005

                                     ASSETS
Current assets
 Cash on hand and in banks                                                      $      --

Property and equipment                                                                 --

Other assets                                                                           --
                                                                                -----------

          Total assets                                                                 --
                                                                                ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable and accrued expenses                                          359,032
     Notes payable                                                                1,167,732
                                                                                -----------

          Total current liabilities                                               1,526,764

Stockholders' deficit
     Preferred stock, Series A, $.001 par value, 1,233,888 shares authorized,
       issued and outstanding                                                         1,233
     Common stock (100,000,000 shares authorized, $.001 par
        value, 31,785,428 shares issued and outstanding                              31,785
     Additional paid in capital                                                   8,115,156
     Accumulated deficit                                                         (7,438,526)
                                                                                -----------
                                                                                    709,648
     Less - Treasury stock at cost (6,000,000 shares of common stock)            (2,236,412)
                                                                                -----------

          Total stockholders' deficit                                            (1,526,764)
                                                                                -----------

          Total liabilities and stockholders' deficit                           $      --
                                                                                ===========



KINGDOM VENTURES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
April 30, 2005 and April 30, 2004

                                                           For the three months ended
                                                                     April 30,
                                                               2005            2004
                                                          ------------    ------------
Net Revenues                                              $       --      $       --

Cost of Goods Sold                                                --              --
                                                          ------------    ------------

          Gross profit                                            --              --

Operating Expenses
     Selling                                                      --              --
     General and administrative                                    186            --
     Depreciation                                                 --              --
                                                          ------------    ------------
                                                                   186            --
                                                          ------------    ------------

          Loss from continuing operations                         --              --

Non-Operating Expenses (Income)
     Interest expense                                           20,042          32,890
                                                          ------------    ------------
                                                                20,042          32,890
                                                          ------------    ------------

         Total non-operating expenses, net                     (20,228)        (32,890)

Discontinued operations - Net operations of sold assets           --        (1,377,714)
                                                          ------------    ------------

          Net income (loss)                               $    (20,228)   $ (1,410,604)
                                                          ============    ============

Net loss per share - Basic and diluted

     Continuing operations                                $      (0.00)   $      (0.00)
                                                          ============    ============

     Discontinued operations                              $       --      $      (0.06)
                                                          ============    ============

Basic and diluted weighted average number of
  common shares outstanding                                 31,785,428      23,862,014
                                                          ============    ============

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.


KINGDOM VENTURES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
April 30, 2005 and April 30, 2004


                                                                   Three months ended April 30,
                                                                        2005            2004
                                                                   ------------    ------------
Operating Activities
Net loss from continuing operations                                $    (20,228)   $    (32,890)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
          Accounts payable and accrued expenses                          20,042            --
                                                                   ------------    ------------

     Net cash used in operating activities                                 (186)        (32,890)

Cash flows from financing activities from continuing operations:
     Proceeds from debt                                                    --           249,850
     Principal payment on debt                                             --          (161,350)
     Proceeds from issuance of stock                                       --             5,542
                                                                   ------------    ------------

     Net cash provided by financing activities                             --            94,042
                                                                   ------------    ------------

     Net change in cash                                                    (186)         61,152

Net cash used in discontiued operations                                    --           (79,223)

Cash at beginning of period                                                 186          18,071
                                                                   ------------    ------------

Cash at end of period                                              $       --      $       --
                                                                   ============    ============


KINGDOM VENTURES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
April 30, 2005


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

The accompanying financial statements for the three months ended April 30, 2004 include the accounts of the Company and its subsidiaries, Christian Times, Inc. and Mr. Roy Productions, Inc. All significant intercompany transactions and account balances have been eliminated. The financial statements for the three months ended April 30, 2005 include only the accounts of Kingdom Ventures, Inc. During December, 2004, the Company agreed to release the assets of the two subsidiaries in exchange for a reduction in the outstanding notes payable under the terms of a voluntary disclosure.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended January 31, 2005 were filed with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ended January 31, 2006.

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

KINGDOM VENTURES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
April 30, 2005


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

Revenue Recognition

During the three months ended April 30, 2005, the Company operated in two departments, namely media and product operations. The Company recognized revenue from the media operation when advertisements were presented. The Company recognized revenue from the product operations when the product was shipped to the customer. Shipping and handling cost are recorded as revenue and related costs are charged to cost of sales.

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

Recent Accounting Pronouncements

In March, 2004, the FASB approved the consensus reached on the Emerging Issues Task Forces (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments which are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position
(FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition are effective only for annual periods ending after June15,2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

KINGDOM VENTURES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
April 30, 2005


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


KINGDOM VENTURES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
April 30, 2005


Note 2 - Stock Options

The Company has reserved 1,000,000 shares of treasury stock for options. From time to time at the discretion of the Board of Directors, stock options are granted to directors, officers, employees and certain consultants. Options issued expire not more than five years after the grant date. In March, 2003, options were granted to three directors totaling 250,000 shares at $.50 per share. These options expire March 4, 2008. As of April 30, 2005, 750,000 shares were available for options. No compensation expense has been recorded related to these options in accordance with APB No. 25.

Note 3 -  Notes Payable
              Note payable to GAB, Inc. the majority shareholder, bearing interest at 7% per annum.  The note was due on January 31,
              2005.  The note is collateralized by a general obligation of the
              assets and receipts of the Company.                                         $    509,198

              Note payable to a corporation, bearing interest at 7% per annum,
              payable no later than January 31, 2005.  The note is collateralized              342,834
              by a general obligation of the assets and receipts of the Company,

              Note payable to a director, bearing interest at 5% per annum,
              payable no later than January 31, 2005.  The note is unsecured.                   49,000

              Note payable to a former employee and Director, bearing interest
              at 5% per annum, payable on demand.                                               71,700

              Note payable to a trust,  bearing interest at 2.50% per month. The
              note  was  due  on  or  before   April  9,   2004.   The  note  is
              collateralized by a general obligation on the assets and receipts
              of the Company.                                                                   45,000

              Note payable to a trust,  bearing interest at 2.50% per month. The
              note  was  due  on  or  before   April  9,   2004.   The  note  is
              collateralized by a general obligation on the assets and receipts
              of the Company.                                                                   50,000

              Note payable to an individual,  bearing  interest at 5% per month.
              The  note  was  due on or  before  April  25,  2004.  The  note is collateralized by a general obligation on the assets and receipts
              of the Company.                                                                   50,000

              Note payable to an individual,  bearing  interest at 5% per month.
              The  note  was  due  on or  before  May  29,  2004.  The  note  is collateralized by a general obligation on the assets and receipts
              of the Company.                                                                   50,000
                                                                                          -------------
                                                                                          $   1,167,732
                                                                                          =============

Accrued interest on the notes payable totals $192,673 at April 30, 2005.

KINGDOM VENTURES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
April 30, 2005


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

Note 5 - Stockholders' Deficit

Series A Preferred Stock

Designation and Number in Series. There shall be a series of preferred stock of the Corporation designated the "Series A Preferred Stock" (the Series A Preferred Stock"), and the number of shares constituting such series shall be 1,233,888 shares, having $.001 par value share. The Series A Preferred Stock shall, with respect to all preferences, limitations and relative rights hereof be senior to the common stock of the Corporation, $.001 par value per share (the "Common Stock"), and all shares of the preferred stock of the Corporation outstanding on the date of issuance of the Series A Preferred Stock other than the Series A Convertible Preferred Stock.

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

KINGDOM VENTURES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
April 30, 2005


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

Note 6 - Segment reporting

In 2004, the Company had two reportable segments consisting of the distribution of the newspaper and the selling of merchandise. The Company evaluates performance based on sales, gross profit margins and operating profit before income taxes. The following information is information for the Company's reportable segments for the three month period ended April 30, 2004 (in thousands):

                                 Newspaper      Merchandise
                                  Segment         Segment         Total
                                    ($)             ($)            ($)

       Revenue                       49              82            131
       Gross margin                  38              27             65
       Depreciation and
         amortization                                 6              6
       Interest expense                              32             32
       Loss from operations
         before income taxes        (58)         (1,345)        (1,403)
       Identifiable assets           48           1,059          1,107
       Capital expenditures          5                               5

Note 7 -  Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These condensed financial statements show that there are minimal revenues and that the Company has sustained losses of $7,438,526 since inception. The future of the Company is dependent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 8 - Lease Obligations

The Company has settled with all lessors, and the remaining lease terms for office space rental have expired as of January 31, 2005.

KINGDOM VENTURES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
April 30, 2005


Note 9 - Litigation

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

Note 10 -  Subsequent Event

During July, 2005, the Company's majority shareholder agreed to sell his preferred stock with voting rights in the Company to a group of individuals. The management of the Company will be assumed by the acquiring group who are actively seeking businesses in profitable industries to acquire.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS

General

         Kingdom Ventures, Inc. ("we," "us," "KDMV," or the "Company") was incorporated under the laws of the State of Nevada on March 17, 1999 as Legends of the Faith, Inc. ("Legends"), and commenced business operations on May 1, 1999. We voluntarily became subject to the filing requirements of the Securities and Exchange Commission on April 1, 2001. Our principal office was located at 1045 Stephanie Way, Minden, Nevada 89423. We operated websites at HYPERLINK "http://www.kdmvcorp.com" www.kdmvcorp.com, HYPERLINK "http://www.iexalt.com" www.iexalt.com, HYPERLINK "http://www.yahwear.com" www.yahwear.com, HYPERLINK "http://www.mrroy.com" www.mrroy.com, and our primary e- commerce website at HYPERLINK "http://www.iexaltmall.com" www.iexaltmall.com.

         Kingdom Ventures, Inc. was a media and products company for the Christian marketplace. It consisted of two operating units -- Kingdom Media Group and Kingdom Products Group. Christian Times(TM)was a part of the Kingdom Media Group, which also includes iExalt.com and iExaltMall.com. The Kingdom Products Group includes, Yahwear Clothing and Mr. Roy Productions. All Kingdom Ventures Operations have ceased in December of 2004.

Results of Operations

Comparison of the Three Months Ended April 30, 2005 to the Three Months Ended April 30, 2004

         For the three months ended April 30, 2004, we generated revenues of $0. This is an Decrease of $ _______ (______%) over the $ __________ in revenues in the same period in 2004.

         Our cost of goods sold decreased $ _____ to $0 for the three months ended April 30, 2005 from $ ________ for the three months ended April 30, 2004. This decrease is proportional to the decreased revenue activity. Our operating expenses Decrease by $______ from $_______ for the three months ended April 30, 2004 to $0 for the three months ended April 30, 2005.

         For the three months ended April 30, 2005, we had a net loss of $0, compared to a net of $ _______ for the same three month period ended April 2004.

Liquidity and Capital Resources

         We had total assets of $0 and total liabilities of $ 1,448,114 at April 30, 2005, compared to total assets of $_________ and total liabilities of $__________ at January 31, 2005. As of April 30, 2005, we had cash of $ 0 compared to $ _________ at January 31, 2005.

Stock Transactions

None

Subsequent  Events

Kingdom Ventures closed its remaining business units in December of 2004.

                                    PART II.
                               OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as exhibits to this report:

         None

         (b) The Company filed the following Current Reports on Form 8-K during the three months ended April 30, 2005:

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             KINGDOM VENTURES, INC.


Dated:   July___ 2005                        By:  /s/ Gene Jackson
                                                  Gene Jackson, President
                                                  (Principal Executive Officer)