Form 10QSB/A
period 2004-10-31
KINGDOM VENTURES INC
filed 2005-09-16
CIK 1130951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
(Mark One)

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


                                                 KINGDOM VENTURES, INC.


Dated:  June 9, 2005                              /s/ Gene Jackson
                                                 -------------------------------
                                                 Gene Jackson, President & CEO