Form 10QSB/A
period 2005-04-30
KINGDOM VENTURES INC
filed 2005-09-16
CIK 1130951

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

Results of Operations

Comparison of the Three Months Ended April 30, 2005 to the Three Months Ended April 30, 2004

         For the three months ended April 30, 2005, we generated revenues of $0. This is the Same amount for the same period in 2004.

         Our cost of goods sold stayed the same from to $0 for the three months ended April 30, 2005 from $ 0 for the three months ended April 30, 2004. Our operating expenses Decrease by $12,848 from $32,890 for the three months ended April 30, 2004 to $20,042 for the three months ended April 30, 2005.

         For the three months ended April 30, 2005, we had a net loss of $20,228, compared to a net loss of $ 32,890 for the same three month period ended April 2004.

Liquidity and Capital Resources

         We had total assets of $0 and total liabilities of $ 1,526,764 at April 30, 2005, compared to total assets of $186 and total liabilities of $1,506,722 at January 31, 2005. As of April 30, 2005, we had cash of $ 0 compared to $0 at January 31, 2005.

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


                                             KINGDOM VENTURES INC.


Date: August 03, 2005                        /s/ Gene Jackson
                                             ----------------------------------
                                             Gene Jackson, President & CEO