Form 10QSB
period 2005-07-31
KINGDOM VENTURES INC
filed 2005-09-21
CIK 1130951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended July 31, 2005

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

As of September 15, 2005 the issuer had outstanding the following shares of common stock:

                  Common Stock              [31,785,428] shares
                  Series B Common Stock     [22,530,762] shares

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                      INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets at July 31, 2005 (unaudited)

              Statements of Operations for the three months and six months ended July 31, 2005 and July 31, 2004 (unaudited)

              Statements of Cash Flows for the three months and six months ended July 31, 2005 and July 31, 2004 (unaudited)

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



                             KINGDOM VENTURES, INC.
                           Consolidated Balance Sheets
                                  July 31, 2005
                                  (Unaudited)



                                     ASSETS
                                     ------
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
                                                                        ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities
     Accounts payable and accrued expenses                                  380,805
     Notes payable                                                        1,167,732
                                                                        -----------

          Total current liabilities                                       1,548,537

Stockholders' deficit
     Preferred stock, Series A, $.001 par value,
       1,233,888 shares authorized, issued and outstanding                    1,233
     Common stock (100,000,000 shares authorized, $.001 par
        value, 31,785,428 shares issued and outstanding                      31,785
     Additional paid in capital                                           8,115,156
     Accumulated deficit                                                 (7,460,299)
                                                                        -----------
                                                                            687,875
     Less - Treasury stock at cost (6,000,000 shares of common stock)    (2,236,412)
                                                                        -----------

          Total stockholders' deficit                                    (1,548,537)
                                                                        -----------

          Total liabilities and stockholders' deficit                   $      --
                                                                        ===========


                 See accompanying note to financial statements


                             KINGDOM VENTURES, INC.
                            Statements of Operations
                         July 31, 2005 and July 31, 2004
                                   (Unaudited)


                                                For the three months ended       For the six months ended
                                                         July 31,                        July 31,
                                                   2005            2004            2005            2004
                                               ------------    ------------    ------------    ------------
Net Revenues                                   $       --      $       --      $       --      $       --

Cost of Goods Sold                                     --              --              --              --
                                               ------------    ------------    ------------    ------------

          Gross profit                                 --              --              --              --

Operating Expenses
     Selling                                           --              --              --              --
     General and administrative                        --              --               186            --
     Depreciation                                      --              --              --              --
                                               ------------    ------------    ------------    ------------
                                                                       --               186            --
                                               ------------    ------------    ------------    ------------

          Loss from continuing operations              --              --              --              --

Non-Operating Expenses (Income)
     Interest expense                                21,773          37,664          41,815          70,554
                                               ------------    ------------    ------------    ------------
                                                     21,773          37,664          41,815          70,554
                                               ------------    ------------    ------------    ------------

         Total non-operating expenses, net           21,773          37,664          42,001          70,554

Discontinued operations - Net operations
     of sold assets                                    --          (806,153)           --        (2,024,570)
                                               ------------    ------------    ------------    ------------

          Net income (loss)                    $    (21,773)   $   (768,489)   $    (42,001)   $ (1,954,016)
                                               ============    ============    ============    ============

Net loss per share - Basic and diluted

     Continuing operations                     $      (0.00)   $       0.00    $       0.00    $       0.00
                                               ============    ============    ============    ============

     Discontinued operations                   $       --      $      (0.03)   $       --      $      (0.08)
                                               ============    ============    ============    ============

Basic and diluted weighted average number of
  common shares outstanding                      31,785,428      23,862,014      31,785,428      23,862,014
                                               ============    ============    ============    ============


Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.


                  See accompanying note to financial statements


                             KINGDOM VENTURES, INC.
                            Statements of Cash Flows
                        July 31, 2005 and July 31, 2004
                                  (Unaudited)


                                                                    Six months ended July 31,
                                                                       2005           2004
                                                                   -----------    -----------
Operating Activities
Net loss from continuing operations                                $   (42,001)   $   (70,554)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
          Accounts payable and accrued expenses                         41,815           --
                                                                   -----------    -----------

     Net cash used in operating activities                                (186)       (70,554)

Cash flows from financing activities from continuing operations:
     Proceeds from debt                                                   --          274,050
     Principal payment on debt                                            --         (144,050)
     Proceeds from issuance of stock                                      --            5,542
                                                                   -----------    -----------

     Net cash provided by financing activities                            --          135,542
                                                                   -----------    -----------

     Net change in cash                                                   (186)        64,988

Net cash used in discontiued operations                                   --          (83,059)

Cash at beginning of period                                                186         18,071
                                                                   -----------    -----------

Cash at end of period                                              $      --      $      --
                                                                   ===========    ===========





                  See accompanying note to financial statements

                             KINGDOM VENTURES, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 JULY 31, 2005


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

The accompanying financial statements for the six months ended July 31, 2004 include the accounts of the Company and its subsidiaries, Christian Times, Inc. and Mr. Roy Productions, Inc. All significant intercompany transactions and account balances have been eliminated. The financial statements for the six months ended July 31, 2005 include only the accounts of Kingdom Ventures, Inc. During December, 2004, the Company agreed to release the assets of the two subsidiaries in exchange for a reduction in the outstanding notes payable under the terms of a voluntary disclosure.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended January 31, 2005 were filed with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended July 31, 2005 are not necessarily indicative of the results that may be expected for the year ended January 31, 2006.

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

                             KINGDOM VENTURES, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 JULY 31, 2005


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

Revenue Recognition

During the six months ended July 31, 2004, the Company operated in two departments, namely media and product operations. The Company recognized revenue from the media operation when advertisements were presented. The Company recognized revenue from the product operations when the product was shipped to the customer. Shipping and handling cost are recorded as revenue and related costs are charged to cost of sales.

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

                             KINGDOM VENTURES, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 JULY 31, 2005


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


                             KINGDOM VENTURES, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 JULY 31, 2005


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

Note 2 - Stock Options

The Company has reserved 1,000,000 shares of treasury stock for options. From time to time at the discretion of the Board of Directors, stock options are granted to directors, officers, employees and certain consultants. Options issued expire not more than five years after the grant date. In March, 2003, options were granted to three directors totaling 250,000 shares at $.50 per share. These options expire March 4, 2008. As of July 31, 2005, 750,000 shares were available for options. No compensation expense has been recorded related to these options in accordance with APB No. 25.

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
                                                                                 =============

                             KINGDOM VENTURES, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 JULY 31, 2005


Accrued interest on the notes payable totals $214,446 at July 31, 2005.

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

                             KINGDOM VENTURES, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 JULY 31, 2005


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

Note 6 -  Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These condensed financial statements show that there are minimal revenues and that the Company has sustained losses of $7,460,299 since inception. The future of the Company is dependent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 7 - Lease Obligations

The Company has settled with all lessors, and the remaining lease terms for office space rental have expired as of January 31, 2005.

Note 8 - Litigation

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

                             KINGDOM VENTURES, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 JULY 31, 2005


Note 9 -  Other Informative Disclosure

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


Results of Operations

Comparison of the Three Months Ended July 31, 2005 to the Three Months Ended July 31, 2004

         For the three months ended July 31, 2005, we generated revenues of $ 0. This is an increase of $ 0 ( 0 %) over the $ 0 in revenues in the same period in 2004.

         Our cost of goods sold increased $ 0 to $ 0 for the three months ended July 31, 2005 from $ 0 for the three months ended July 31, 2004. Our operating expenses were $ 0 from $ 0 for the three months ended July 31, 2004 to $ 0 for the three months ended July 31, 2005.

         For the three months ended July 31, 2005, we had a net loss of $ 21,773, compared to a net loss of $ 768,489 for the same three month period ended July 2004.


Liquidity and Capital Resources

         We had total assets of $ 0 and total liabilities of $1,548,537 at July 31, 2005, compared to total assets of $ 84,3,421 and total liabilities of $1,850,196 at January 31, 2004. As of July 31, 2005, we had cash of $ 0 compared to $ 0 at January 31, 2005.


Stock Transactions

None


Subsequent Events

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  The following documents are filed as exhibits to this report:


      31.1* Certification of Officers required by Rule 13a-14(a) or 15d-14(a).

      32.1* Certification of Officers required by Rule 13a-14(b) or 15d-14(b).


      (b) The Company filed the following Current Reports on Form 8-K during the three months ended July 31, 2005:

      None


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  KINGDOM VENTURES, INC.

Dated:   September 20 2005                        By:  /s/ Gene Jackson
                                                  -----------------------------
                                                  Gene Jackson, President
                                                  (Principal Executive Officer)