Form 10QSB
period 2005-10-31
DENIM APPAREL GROUP INC
filed 2006-04-10
CIK 1130951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

  [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended October 31 , 2005

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from to ____________

                        Commission file number: 000-32273

                             DENIM APPAREL GROUP INC
             (Exact Name of Registrant as Specified in Its Charter)

                 Nevada                                       88-0419183
    (State or Other Jurisdiction of                         (IRS Employer
     Incorporation or Organization)                       Identification No.)

    820 North Orleans Street Ste. 208
              Chicago, IL                                        60610
(Address of Principal Executive Offices)                      (Zip Code)

As of January 18, 2006 the issuer had outstanding the following shares of common stock:

               Common Stock              [28,905,928] shares
               Series B Common Stock     [22,530,762] shares

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                      INDEX
                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets at October 31, 2005 (unaudited)                  4

              Statements of Operations for the three months and
              nine months ended October 31 2005 and
              October 31, 2004 (unaudited)                                    5

              Statements of Cash Flows for the nine months ended
              October 31, 2005 and October 31, 2004 (unaudited)               6

              Note to Unaudited Financial Statements                          7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      14

PART II. OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds                      15

     Item 3.  Defaults Upon Senior Securities                                16

     Item 4.  Submission of Matters to a Vote of Security Holders            16

     Item 5.  Other Information                                              16

     Item 6.  Exhibits and Reports on Form 8-K                               16

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The interim unaudited financial statements contained in this report have been prepared by Denim Apparel Group, Inc. . (the "Company") and, in the opinion of management, reflect all material adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consisted only of normal recurring items. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the period ended September 30, 2005. The results of the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

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

                            DENIM APPAREL GROUP, INC.
                       (Formerly Kingdom Ventures, Inc.)
                           Consolidated Balance Sheet
                                October 31, 2005
                                  (Unaudited)




                                     ASSETS
                                     ------

Current assets
 Cash on hand and in banks                                          $      --

Property and equipment                                                     --

Other assets                                                               --
                                                                    -----------

          Total assets                                                     --
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable and accrued expenses                              397,891
     Notes payable                                                      392,932
                                                                    -----------

          Total current liabilities                                     790,823

Stockholders' deficit
     Preferred stock, Series A, $.001 par value, 1,233,888 shares
       authorized, issued and outstanding                                 1,233
     Common stock 100,000,000 shares authorized, $.001 par
        value, 28,905,785 shares issued and outstanding                  28,906
     Additional paid in capital                                       8,892,835
     Accumulated deficit                                             (7,477,385)
                                                                    -----------
                                                                      1,445,589
     Less - Treasury stock at cost (6,000 shares of common stock)    (2,236,412)
                                                                    -----------

          Total stockholders' deficit                                  (790,823)
                                                                    -----------

          Total liabilities and stockholders' deficit               $      --
                                                                    ===========


                 See accompanying note to financial statements


                            DENIM APPAREL GROUP, INC.
                       (Formerly Kingdom Ventures, Inc.)
                      Consolidated Statement of Operations
                                  (Unaudited)



                                                For the three months ended       For the nine months ended
                                                        October 31,                     October 31,
                                                   2005            2004            2005            2004
                                               ------------    ------------    ------------    ------------

Net Revenues                                   $       --      $       --      $       --      $       --

Cost of Goods Sold                                     --              --              --              --
                                               ------------    ------------    ------------    ------------

         Gross profit                                  --              --              --              --

Operating Expenses
     Selling                                           --              --              --              --
     General and administrative                        --              --               186            --
     Depreciation                                      --              --              --              --
                                               ------------    ------------    ------------    ------------
                                                                       --               186            --
                                               ------------    ------------    ------------    ------------

         Loss from continuing operations               --              --              --              --

Non-Operating Expenses (Income)
     Interest expense                                17,086          93,819          58,901          89,045
                                               ------------    ------------    ------------    ------------
                                                     17,086          93,819          58,901          89,045
                                               ------------    ------------    ------------    ------------

         Total non-operating expenses, net           17,086          93,819          59,087          89,045

Discontinued operations - Net operations
     of sold assets                                    --          (212,945)           --        (2,396,813)
                                               ------------    ------------    ------------    ------------

         Net income (loss)                     $    (17,086)   $   (306,764)   $    (59,087)   $ (2,307,768)
                                               ============    ============    ============    ============

Net loss per share - Basic and diluted

     Continuing operations                     $      (0.53)   $       0.00    $       0.00    $       0.00
                                               ============    ============    ============    ============

     Discontinued operations                   $       --      $      (0.01)   $       --      $      (0.10)
                                               ============    ============    ============    ============

Basic and diluted weighted average number of
  common shares outstanding                          31,943      27,289,890      31,785,428      24,675,644
                                               ============    ============    ============    ============

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.




                 See accompanying note to financial statements

                            DENIM APPAREL GROUP, INC.
                       (Formerly Kingdom Ventures, Inc.)
                      Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                   Nine months ended October 31,
                                                       2005            2004
                                                   ------------    ------------
Operating Activities
Net loss from continuing operations                $    (59,087)   $    (93,819)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
          Accounts payable and accrued expenses          58,901            --
                                                   ------------    ------------

     Net cash used in operating activities                 (186)        (93,819)

Cash flows from financing activities from
  continuing operations:
     Proceeds from debt                                    --           275,642
     Principal payment on debt                             --          (274,180)
     Proceeds from issuance of stock                       --           474,406
                                                   ------------    ------------

     Net cash provided by financing activities             --           475,868
                                                   ------------    ------------

     Net change in cash                                    (186)        382,049

Net cash used in discontiued operations                    --          (400,120)

Cash at beginning of period                                 186          18,071
                                                   ------------    ------------

Cash at end of period                              $       --      $       --
                                                   ============    ============

During the three month period ended October 31, 2005 1,420,000 shares of common stock were issued to repay a note payable and accrued interest payable totaling $379,867.




                 See accompanying note to financial statements

                            DENIM APPAREL GROUP, INC.
                       (Formerly Kingdom Ventures, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005


Note 1 - Background and Summary of Significant Accounting Policies

Background

Kingdom Ventures, Inc. ("the Company") was incorporated on March 17, 1999 in the state of Nevada as Legends of the Faith, Inc. The Company was a media communications and product company for the Christian marketplace. The Company's primary media property was Christian Times Today, a monthly newspaper distributed by and to churches. The Company's product group activities were done by Mr. Roy Productions, a northern Nevada silk screen, embroidery and production facility that serves a local clientele and provides product support for each of the Company's other activities. In July, 2002, the Company changed its name to Kingdom Ventures, Inc. to better represent the nature of its evolving business as a church and people development company. During December, 2004, all business ventures of Kingdom Ventures, Inc. ceased upon voluntary foreclosure of business assets. On October 7, 2005 the Company filed articles of amendment with the State of Nevada to change its name to Denim Apparel Group, Inc.

The accompanying financial statements for the nine months ended October 31, 2004 include the accounts of the Company and its subsidiaries, Christian Times, Inc. and Mr. Roy Productions, Inc. All significant intercompany transactions and account balances have been eliminated. The financial statements for the nine months ended October 31, 2005 include only the accounts of Kingdom Ventures, Inc. During December, 2004, the Company agreed to release the assets of the two subsidiaries in exchange for a reduction in the outstanding notes payable under the terms of a voluntary disclosure.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended January 31, 2005 were filed with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 31, 2005 are not necessarily indicative of the results that may be expected for the year ended January 31, 2006.

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

                            DENIM APPAREL GROUP, INC.
                       (Formerly Kingdom Ventures, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005


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

Revenue Recognition

During the nine months ended October 31, 2004, the Company operated in two departments, namely media and product operations. The Company recognized revenue from the media operation when advertisements were presented. The Company recognized revenue from the product operations when the product was shipped to the customer. Shipping and handling cost are recorded as revenue and related costs are charged to cost of sales.

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

                            DENIM APPAREL GROUP, INC.
                       (Formerly Kingdom Ventures, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005


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


                            DENIM APPAREL GROUP, INC.
                       (Formerly Kingdom Ventures, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005


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

Note 2 - Stock Options

The Company has reserved 1,000,000 shares of treasury stock for options. From time to time at the discretion of the Board of Directors, stock options are granted to directors, officers, employees and certain consultants. Options issued expire not more than five years after the grant date. In March, 2003, options were granted to three directors totaling 250,000 shares at $.50 per share. These options expire March 4, 2008. As of October 31, 2005, 750,000 shares were available for options. No compensation expense has been recorded related to these options in accordance with APB No. 25.

Note 3 -  Notes Payable
          Note payable to GAB, Inc. the majority shareholder, bearing interest at 7% per annum.  The note was due on January 31,
          2005.  The note is collateralized by a general obligation of the
          assets and receipts of the Company.                                 $    116,214

          Note payable to a director, bearing interest at 5% per annum,
          payable no later than January 31, 2005.  The note is unsecured.           49,000

          Note payable to a former employee and Director, bearing interest
          at 5% per annum, payable on demand.                                       71,700

          Note payable to a trust, bearing interest at 2.50% per month. The note was due on or before April 9, 2004. The note is
          collateralized by a general obligation on the assets and receipts
          of the Company.                                                           45,000



                        DENIM APPAREL GROUP, INC.
                   (Formerly Kingdom Ventures, Inc.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2005


          Note payable to a trust, bearing interest at 2.50% per month. The note was due on or before April 9, 2004. The note is
          collateralized by a general obligation on the assets and receipts
          of the Company.                                                           50,000

          Note payable to an individual, bearing interest at 5% per month.
          The note was due on or before April 25, 2004. The note is
          collateralized by a general obligation on the assets and receipts
          of the Company.                                                           50,000

          Note payable to an individual, bearing interest at 5% per month.
          The note was due on or before May 29, 2004. The note is
          collateralized by a general obligation on the assets and receipts
          of the Company.                                                           50,000
                                                                              ------------

                                                                              $    431,914
                                                                              ============

Accrued interest on the notes payable totals $192,081 at October 31, 2005.

During the three months ended October 31, 2005, the Company issued 3,874,000 shares of common stock to repay a note payable and accrued interest totaling $811,601..


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

                            DENIM APPAREL GROUP, INC.
                       (Formerly Kingdom Ventures, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005


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

Note 6 -  Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These condensed financial statements show that there are minimal revenues and that the Company has sustained losses of $7,477,385 since inception. The future of the Company is dependent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 7 - Lease Obligations

The Company has settled with all lessors, and the remaining lease terms for office space rental have expired as of January 31, 2005.

                            DENIM APPAREL GROUP, INC.
                       (Formerly Kingdom Ventures, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005



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

On October 7, 2005, the acquiring group acquired all of the Series A preferred stock of the Company, which represents controlling interest. Upon change of control, the controlling party was issued 1,000,000 shares of Series B preferred stock, convertible at twenty five to one common share on demand, this issued represented all of the Series A and Series B preferred stock.

On October 14, 2005 the Company was authorized to approve a 1 for 1,000 reverse split of the common stock of the Company. The effective date for the reverse split was October 24, 2005.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

         DENIM APPAREL GROUP INC.. ("we," "us," "DPGP," or the "Company") was incorporated under the laws of the State of Nevada on March 17, 1999 as Legends of the Faith, Inc. ("Legends"), and commenced business operations on May 1, 1999. We voluntarily became subject to the filing requirements of the Securities and Exchange Commission on April 1, 2001. Our principal office was located at 1045 Stephanie Way, Minden, Nevada 89423. We operated websites at www.kdmvcorp.com, www.iexalt.com, www.yahwear.com, www.mrroy.com, and our primary e- commerce website at www.iexaltmall.com.

         Kingdom Ventures, Inc. was a media and products company for the Christian marketplace.

         Denim Apparel Group Acquired Kingdom Ventures in October 2005. Denim Apparel Group's Plan is to acquire high growth companies in the premium denim and high end apparel manufacturing industry. We have singed a letter of intent with Moonlight Graham Company.


Results of Operations

         Comparison of the Three Months Ended October 31, 2005 to the Three Months Ended October 31, 2004

         For the three months ended October 31, we generated revenues of $ 0. This is an increase of $ 0 ( 0 %) over the $ 0 in revenues in the same period in 2004.

         Our cost of goods sold was unchanged form $ 0 to $ 0 for the three months ended October 31, 2005 from $ 0 for the three months ended October 31, 2004. Our operating expenses were $ 0 from $ 0 for the three months ended October 31, 2004 to $ 0 for the three months ended October 31, 2005.

         For the three months ended October 31, 2005, we had a net loss of $ 17,806, compared to a net loss of $ 306,764 for the same three month period ended October 31, 2004.


         Comparison of the Nine Months Ended October 31 , 2005 to the Nine Months Ended October 31, 2004

         For the nine months ended October 31, we generated revenues of $ 0. This is an increase of $ 0 ( 0 %) over the $ 0 in revenues in the same period in 2004.

         Our cost of goods sold was unchanged form $ 0 to $ 0 for the nine months ended October 31, 2005 from $ 0 for the nine months ended October 31, 2004. Our operating expenses were $ 0 from $ 0 for the nine months ended October 31, 2004 to $ 0 for the nine months ended October 31, 2005.

         For the nine months ended October 31, 2005, we had a net loss of $ 59,087, compared to a net loss of $ 2,396,813 for the same nine month period ended October 31, 2004.


Liquidity and Capital Resources

         We had total assets of $ 0 and total liabilities of $1,548,537 at October 31, 2005, compared to total assets of $ 843,421 and total liabilities of $1,850,196 at October 31, 2004. As of October 31, 2005, we had cash of $ 0 compared to $ 0 at January 31, 2005.


Stock Transactions


Subsequent Events

None.


                                    PART II.
                                OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the Third quarter we converted two note payables to stock. One note was fully converted $381,816 for 1,909,082 Shares. The second Note was partially converted $392,983 for 1,964,918 shares. (See Exhibit

         Also during the Third quarter The Series B Stock was also converted to restricted Stock at a rate of 25-1. (See Exhibits for Board Actions)

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following documents are filed as exhibits to this report:

         31.1*Certification of Officers required by Rule 13a-14(a) or 15d-14(a).

         32.1*Certification of Officers required by Rule 13a-14(b) or 15d-14(b).

         99.1 Board Action on series B preferred Stock

         99.2 Board Action on Conversion of Notes


         (b) The Company filed the following Current Reports on Form 8-K during the three months ended July 31, 2005:

         None


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   DENIM APPAREL GROUP Inc.

Dated:   April 4, 2006                        By:  /s/ Eric Joffe

                                                   Eric Joffe , President
                                                   (Principal Executive Officer)