Form 10KSB
period 2006-01-31
DENIM APPAREL GROUP INC
filed 2006-10-13
CIK 1130951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF

1934

FOR THE FISCAL YEAR ENDED JANUARY  31, 2006

COMMISSION FILE NUMBER:  000-32273

DENIM APPAREL GROUP INC. NEVADA 88-0419183 (State of other jurisdiction of (I.R.S. incorporation or organization) Employer Identification No.)

3028 Commercial Ave

Northbrook, IL. 60062

 (Address of principal executive offices)

734-686-0137

(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

Check of there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year (ended January  31, 2006): $ 0

State the aggregate market value of voting stock held by non-affiliates: N/A State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: shares of common stock were outstanding as of August 21, 2006  34,901,928

DENIM APPAREL GROUP, INC.

FORM 10-KSB FOR THE FISCAL YEAR ENDED JANUARY 31, 2006

                                TABLE OF CONTENTS

              PART I                                                     Page

Item 1. .    .DESCRIPTION OF BUSINESS                                       2

Item 2. . . . DESCRIPTION OF PROPERTY                                       5

Item 3. . . . LEGAL PROCEEDINGS                                             5

Item 4. . . . SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           5

  PART II

  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

Item 5. . . . AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES      5

Item 6. . . . MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     5

Item 7. . . . FINANCIAL STATEMENTS                                          6

  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

Item 8. . . . ACCOUNTING AND FINANCIAL DISCLOSURE                           6

Item 8A.. . . CONTROLS AND PROCEDURES                                       6

  PART III

Item 9. . . . DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT            6

Item 10 . . . EXECUTIVE COMPENSATION                                        7

  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

Item 11 . . . MANAGEMENT AND RELATED STOCKHOLDER MATTERS                    7

Item 12 . . . CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                8

Item 13 . . . EXHIBITS, LIST AND REPORTS ON FORM 8-K                        8

Item 14 . . . PRINCIPAL ACCOUNTANT FEES AND SERVICES                        9

SIGNATURES                                                                  9

FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . .                   F-1

EXHIBITS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL INFORMATION

Denim Apparel Group is a reporting company under the federal securities laws. Our shares of common stock are publicly traded on the Pink Sheets under the symbol DPGP.PK We were organized under the laws of Nevada on March 17, 1999 .

Formally Know as Kingdom Ventures, Inc.  Denim Apparel Group has changed its focus in the company to zero in on acquiring high growth companies in the premium denim and high end apparel manufacturing industry. In  addition be advises that any an all offices or Directors from Kingdom Ventures In  have are  longer involved in Denim Apparel Group and  the Kingdom Venture business model is null and Void an the Denim Apparel is in search of a manufacture in the apparel business

Our primary business is to produces a high end product line of men’s and children’s sportswear  featuring  the finest in vintage - retro designs utilizing the product licenses of Major League Baseball (www.mlb.com) Anheuser - Busch,  General Motors, Universal Studios and Cadbury – Schweppes through the acquisition of Moonlight Graham Inc which we acquired in  the first quarter of 2006.

Our business address is 3028 Commercial Ave, Northbrook, Il. 60062 and our telephone number is 734-686-0137.

RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations. If any of these risks or uncertainties actually occurs, the trading price of our common stock could decline and you could lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

Our shares of common stock are a penny stock.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. SEC regulations generally define a penny stock to be an equity security that has a market or exercise price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on Nasdaq and any equity security issued by an issuer that has net tangible assets of at least $2,000,000, if that issuer has been in continuous operation for three years. Unless an exception is available, the regulations require delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, details of the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for securities that become subject to the penny stock rules. Since our securities are highly likely to be subject to the penny stock rules, should a public market ever develop, any market for our shares of common stock may be illiquid.

Debbie Lebovitz  currently owns 7,223,888  shares of our capital stock representing  56% of the voting power. Consequently, Mrs. Lebovitz controls our management and affairs and all matters requiring shareholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY.

Denim Apparel Group owns no property

ITEM 3. LEGAL PROCEEDINGS.

DENIM APPAREL GROUP IS INDEMNIFIED AGAINST ALL LEGAL PROCEDDINGS AGAINST KINGDOM VENTURES

A former employee of the Kingdom Ventures sought resumption of payments under a 2003 arbitration award on a damage sum of approximately  $84,000. The alleged damages were  contractual  in nature and did not appear to be covered by insurance.  The plaintiff sought confirmation of the underlying award and reduction to judgment. The Company has consistently  sought to resolve the matter,  by way of extensive settlement  discussions,  and then by confidential settlement on the record. The Company has  recorded a note payable in the amount of $71,700  which  represents the unpaid amount of the arbitration award.

A note holder of Kingdom Ventures has filed a proceeding  in the Ninth  Judicial  District  Court of Nevada, for breach of a $100,000 promissory note, breach of the covenant of good faith  and fair  dealing,  fraud,  constructive  trust,  unjust  enrichment  and injunctive  relief.  The alleged  damages are  contractual  in nature and do not appear to be covered by insurance.  The Company  believes the tort claims do not appear to be  meritorious.  The  Company  is trying to settle  the case and has agreed to stay any litigation,  pending settlement discussions.  The Company has recorded a note payable in the amount of $100,000 which  represents the original amount of the notes payable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted for shareholder approval during the fourth quarter of the fiscal year covered by this annual report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL

BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are publicly traded on the Pink Sheets under the symbol DPGP.PK. These shares are thinly traded having not a large volume of trading at this time.  We are seeking to have our common stock quoted on the NASD's OTC Bulletin Board. Until that happens, there will be no public market for our common stock.

We have not paid any dividends on our common stock, and do not expect to do so in the near future. We do not currently have an equity compensation plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This annual report on Form 10-KSB and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27(a) of the Securities Act and section 21(e) of the Exchange Act. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. The forward-looking statements are subject to risks and uncertainties, including without limitation those described in "Risk Factors," that could cause actual results to differ materially from those set forth or implied by any forward-looking statements.

The following discussion should be read in conjunction with our financial statements and the related notes included in this Form 10-KSB.

OVERVIEW

Denim Apparel Group Inc.  was incorporated under the in the State of Nevada  in March 1999 as Kingdom Ventures Inc . On October 7, 2005 Debbie Leibovitz purchased all of the Series A preferred stock of Kingdom Ventures, Inc. which such stock has voting control of the company, subsequently changing the Companies name to Denim Apparel Group Inc..

In addition all of the officers and directors from Kingdom Ventures Inc.  have resigned and are  no longer involved in the Denim Apparel Group.  The Kingdom Venture business model has been abandoned. Denim Apparel is currently in search for the acquisition of a manufacturing entity in the apparel business

Following its incorporation, Denim Apparel Group  changed its focus in the company to zero in on acquiring high growth companies in the premium denim and high end apparel manufacturing industry. On February 21, 2006, the Registrant through its largest shareholder The Denim Group LLC completed the acquisition of 100% of the capital stock of Moonlight Graham Inc. a registered California corporation, in exchange for two million five hundred thousand shares of the Registrant's restricted common stock held by The Denim Group LLC..

Moonlight Graham Inc. produces a high end product line of men's and children's sportswear featuring the finest in vintage - retro designs utilizing the product licenses of Major League Baseball, Anheuser - Busch, General Motors, Universal Studios and Cadbury - Schweppes. While continuing to expand its robust US distribution; Moonlight Graham is about to embark on a major expansion of International distribution and Company owned retail stores throughout America.

OPERATING RESULTS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2005 AND 2004

Revenues. Our revenues during the year ended January 31, 2006 were nil

Operational Expenses. Our operational expenses during the fiscal year decreased to $157,232 as compared to $185,687 in the previous fiscal year. This decreasereflects largely the drop in interest incurred during the period.

Net Income (Loss). Our net loss during the fiscal year was $192,498 as compared to $2,556,890 during the previous fiscal year. The change was due the discontinuation of all Kingdom Ventures operations

Changes in Balance Sheet. As of January 31, 2006, we had current assets of $0 as compared to $186 at January 31, 2005, total assets of $0 at January 31, 2006 as compared to $186 at January 31, 2005, total liabilities of $924,154 as compared to $1,506,722 at January 31, 2005 and stockholders' equity (deficit) at January 31, 2006 of ($924,154) as compared to ($1,506,536) at January 31, 2005. The decrease in assets, decrease in liabilities and stockholders' (deficit) is the result of the sale of Kingdom Ventures to the Denim group.

Liquidity, Capital Resources and Cash Requirements. We have historically financed our operations through the sale of stock and loans from an officer. In the immediate future, we intend to finance our operations and any growth via acquisitions by issuing shares of our common stock under the exemption from registration offered by Regulation E under the Securities Act. Because we are regulated as a business development company and have made the appropriate filings with the Securities and Exchange Commission, we qualify for this exemption. Because we have access to this source of financing, we feel that we have sufficient cash and capital resources available to operate and grow our business for the next 12 months.

Change in Number of Employees

Finances permitting, in the next fiscal year  we may consider hiring employees in the areas of marketing and sales.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, including notes and the report of our independent accountants, can be found at page F-1 of this annual report.

DENIM APPAREL GROUP, INC.

FINANCIAL STATEMENTS

JANUARY 31, 2006

E. Randall Gruber, CPA, PC

Certified Public Accountant                                           Telephone (636)561-5639 121 Civic Center Drive, Suite 225                                  Fax (636)561-0735

Lake Saint Louis, Missouri  63367

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

DENIM APPAREL GROUP, INC (formerly Kingdom Ventures, Inc.)

I have audited the accompanying consolidated balance sheet of Denim Apparel Group, Inc. (formerly Kingdom Ventures, Inc.) and subsidiaries as of January 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.   My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kingdom Ventures, Inc. and subsidiaries as of January 31, 2006 and 2005, and the results of its consolidated operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 6 to the financial statements conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations.  Those conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 6.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lake Saint Louis, Missouri

April 25, 2006

                                                         Member:  American Institute of Certified Public Accountants

                                      Registered:  Public Company Accounting Oversight Board  (PCAOB)

DENIM APPAREL GROUP, INC., AND SUBSIDIARY

(formerly Kingdom Ventures, Inc.)

INDEX

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:

Report on audited financial statements

FINANCIAL STATEMENTS

Consolidated balance sheets as of January 31, 2006 and 2005

Consolidated statements of operations for the years ended January  31,

   2006 and 2005

Consolidated statements of stockholders' equity (deficit) for years ended

   January 31, 2006 and 2005

Consolidated statements of cash flows for the years ended January 31,

   2006 and 2005

6

Notes to consolidated financial statements

7-13

DENIM APPAREL GROUP INC.
(FORMERLY KINGDOM VENTURES INC.)
CONSOLIDATED BALANCE SHEETS

ASSETS	January 31,
		2006	2005
Current assets
Cash in banks	$	---	$186
Accounts receivable, no allowance for doubtful accounts		---	---
Notes receivable, current portion		---	---

Total current assets		---	186

Total assets	---	---	186

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses		492,240	338,990
Notes payable		431,914	1,167,732

Total current liabilities		924,154	1,506,722

Stockholders' deficit
Preferred stock, Series A, $.001 par value, 1,233,888
shares authorized, issued and outstanding		1,233	1,233
Common stock (100,000,000 shares authorized, $.001 par
value, 29,405,928 and 31,785,428 shares issued and
outstanding		29,406	31,785
Common stock earned, not issued		5,000	---
Additional paid in capital		8,987,335	8,115,156
Unamortized cost of shares issued for services		(100,000)	---
Accumulated deficit		(7,610,716)	(7,418,298)
		1,312,258	729,876
Less - Treasury stock at cost (6,000,000 shares of
common stock)		(2,236,412)	(2,236,412)

Total stockholders' deficit		(924,154)	(1,506,536)

Total liabilities and stockholders' deficit	$	---	$186

The accompanying notes are an integral part of these financial statements.

DENIM APPAREL GROUP, INC.
(FORMERLY KINGDOM VENTURES, INC.)
CONSOLIDATED STATEMENT OF OPERATIONS

	For the year ended
	January 31,
		2006		2005

Net Revenues	$	---	$	---

Cost of Goods Sold		---		---

Gross profit		---		---

Operating Expenses
General and administrative		35,186		---
		35,186		---

Loss from continuing operations		(35,186)		---

Non-Operating Expenses (Income)
Interest expense		157,232		185,697
Interest income		---		(3,000)
		157,232		182,697

Total non-operating expenses, net		(192,418)		(182,697)

Discontinued operations - Net operations of sold assets		---		(1,525,611)

Discontinued operations - Loss on sale of assets		---		(848,582)

Net income (loss)		$(192,418)		$(2,556,890)

Net loss per share - Basic and diluted

Continuing operations		$(0.01)		$(0.01)

Discontinued operations	$	---		$(0.05)

Loss on sale of discontinued operations	$	---		$(0.03)

Basic and diluted weighted average number of
common shares outstanding		24,447,148		28,305,718
Weighted average number of shares used to compute basic
and diluted loss per share is the same since the effect of
dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these financial statements.

DENIM APPAREL GROUP, INC.
(FORMERLY KINGDOM VENTURES, INC.)
CONSOLIDATED STATEMENT OF
STOCKHOLDER DEFICIT							Common
			Series B				Stock
	Series A		Preferred				Earned
	Preferred Stock		Stock	Common Stock			Not
	Shares	Amount	Shares	Shares	Amount		Issued
Balance January 31, 2004	1,233,888	$1,233	---	23,326,602	$23,327	$

Issuance of common stock
in settlement of note payable	---	---	---	1,406,500	1,407

Issuance of common stock
for services	---	---	---	2,500,000	2,500

Issuance of common shares	---	---	---	4,552,326	4,551

Net loss for the year ended
January 31, 2005	---	---	---	---	---		---
Balance January 31, 2005	1,233,888	$1,233	---	31,785,428	$31,785

Issuance of Series B stock	---	---	1,000,000	---	---

One for 1000 reverse stock
split	---	---	---	(26,753,500)	(26,753)

Exchange for common	---	---	(1,000,000)	20,000,000	20,000		5,000

Shares issued for services				500,000	500

Shares issued to convert
notes payable	---	---	---	3,874,000	3,874

Net loss for the year ended
January 31, 2005	---	---	---	---	---		---

Balance January 31, 2006	1,233,888	$1,233	---	29,405,928	$29,406		5,000

The accompanying notes are an integral part of these financial statements.

DENIM APPAREL GROUP, INC.
(FORMERLY KINGDOM VENTURES, INC.)
CONSOLIDATED STATEMENT OF
STOCKHOLDER DEFICIT
						Unamortized
						Cost of
						Shares
	Additional					Issued
	Paid-In	Treasury Stock		Accumulated		For
	Capital	Shares	Amount	Deficit		Services	Total
Balance January 31, 2004	$7,404,301	$6,000,000	$(2,236,412)	$(4,861,408)	$		$331,041

Issuance of common stock
in settlement of note payable	365,958	---	---	---		---	367,365

Issuance of common stock
for services	247,500	---	---	---		---	250,000

Issuance of common shares	97,397	---	---	---		---	101,948

Net loss for the year ended
January 31, 2005	---	---	---	(2,556,890)		---	(2,556,890)
Balance January 31, 2005	$8,115,156	$6,000,000	$(2,236,412)	$(7,418,298)	$	---	$(1,506,536)

Issuance of Series B stock	---	---	---	---		---	---

One for 1000 reverse stock
split	26,753	---	---	---		---	---

Exchange for common	(25,000)	---	---	---		---	---

Shares issued for services	99,500					(100,000)	---

Shares issued to convert
notes payable	770,926	---	---	---		---	774,800

Net loss for the year ended
January 31, 2005	---	---	---	(192,418)		---	(192,418)

Balance January 31, 2006	$8,987,335	6,000,000	$(2,236,412)	$(7,610,716)		$(100,000)	$(924,154)

The accompanying notes are an integral part of these financial statements.

DENIM APPAREL GROUP, INC.
(FORMERLY KINGDOM VENTURES, INC.)
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the years ended January 31,
		2006	2005
Cash flows from operating activities from
continuing operations
Income (loss) from continuing operations		$(192,418)	$(182,697)

Decrease (increase) in operating assets
Accounts payable and accrued expenses		192,232	---

Net cash used in operating activities		(186)	(182,697)

Cash flows from financing activities from continuing operations:
Proceeds from debt		---	614,511
Principal payment on debt		---	(556,472)
Proceeds from issuance of stock		---	351,948

Net cash provided by financing activities		---	409,987

Net change in cash		(186)	227,290

Net cash used in / provided by discontinued operations		---	(245,547)

Cash at beginning of period		186	18,071

Cash at end of period	$	---	$186

Supplemental cash flow information:
Cash paid for interest	$	---	$25,250

Non-cash investing and financing activities:
Stock based compensation		$100,000	$250,000
Provision for bad debts		---	1,288,155
Impairment of intangible assets		---	880,232
Issuance of common stock in settlement of debt		774,800	367,365
Notes receivable from disposal of assets		---	---

The accompanying notes are an integral part of these financial statements.

DENIM APPAREL GROUP, INC.
(formerly Kingdom Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2006

Note 1 - Background and Summary of Significant Accounting Policies

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

The accompanying financial statements for the year ended January 31, 2006 include the accounts of the Company and its subsidiaries, Christian Times, Inc. and Mr. Roy Productions, Inc. All significant inter-company transactions and account balances have been eliminated. The financial statements for the year ended January 31, 2006 include only the accounts of Kingdom Ventures, Inc. During December, 2004, the Company agreed to release the assets of the two subsidiaries in exchange for a reduction in the outstanding notes payable under the terms of a voluntary disclosure.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash.  The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit.  The Company extends credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

DENIM APPAREL GROUP, INC.
(formerly Kingdom Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2006

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
JANUARY 31, 2006

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

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152") SFAS 152 amends SFAS No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SFAS 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOPO4-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier applications encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Asset, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basis measurement principle (fair value) for exchanges of similar productive assets. That exception required that some non-monetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No. 153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

DENIM APPAREL GROUP, INC.
(formerly Kingdom Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2006

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation costs relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123R and does not believe the impact will be significant to the Company's overall results of operations or financial position.

Note 2 - Stock Options

The Company has reserved 1,000,000 shares of treasury stock for options. From time to time at the discretion of the Board of Directors, stock options are granted to directors, officers, employees and certain consultants. Options issued expire not more than five years after the grant date. In March, 2003, options were granted to three directors totaling 250,000 shares at $.50 per share. These options expire March 4, 2008. As of January 31, 2006, 750,000 shares were available for options. No compensation expense has been recorded related to these options in accordance with APB No. 25.

Note 3 - Notes Payable

Note payable to GAB, Inc. the majority shareholder, bearing interest at 7% per annum. The note was due on January 31, 2005. The note is collateralized by a general obligation of the assets and receipts of the Company. This note is in default, however, no demand has been made.

$

116,214

Note payable to a director, bearing interest at 5% per annum,

payable no later than January 31, 2005. The note is unsecured.

This note is in default, however, no demand has been made.

49,000

Note payable to a former employee and Director, bearing interest at 5% per annum, payable on demand.

71,700

Note payable to a trust, bearing interest at 2.50% per month.

The note was due on or before April 9, 2004. The note is

collateralized by a general obligation on the assets and receipts of the Company. This note is in default, however, no demand

has been made.

45,000

DENIM APPAREL GROUP, INC.
(formerly Kingdom Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2006

Note payable to a trust, bearing interest at 2.50% per month. The note was due on or before April 9, 2004. The note is collateralized by a general obligation on the assets and receipts of the Company. This note is in default, however, no demand has been made.    50,000

Note payable to an individual, bearing interest at 5% per month. The note was due on or before April 25, 2004. The note is collateralized by a general obligation on the assets and receipts of the Company. This note is in default, however, no demand has been made.                            50,000

Note payable to an individual, bearing interest at 5% per month. The note was due on or before May 29, 2004. The note is collateralized by a general obligation on the assets and receipts of the Company. This note is in default, however, no demand has been made                          50,000

$

431,914

Accrued interest on the notes payable totals $290,877 at January 31, 2006.

During the year ended January 31, 2006, the Company issued 3,874,000 shares of common stock to repay note payables and accrued interest totaling $774,800

Note 4 - Basic and diluted net income (loss) per share

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
JANUARY 31, 2006

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

Note 6 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These condensed financial statements show that there are minimal revenues and that the Company has sustained losses of $7,582,452 since inception. The future of the Company is dependent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 7 - Lease Obligations

The Company has settled with all lessors, and the remaining lease terms for office space rental have expired as of January 31, 2006.

DENIM APPAREL GROUP, INC.
(formerly Kingdom Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2006

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

On February 21, 2006, the Company through its largest shareholder, The Denim Group, LLC completed the acquisition of 100% of the outstanding capital stock of Moonlight Graham, Inc., a registered California corporation. Moonlight Graham, Inc., produces a high end product line of men's and children's sportswear featuring the finest in vintage - retro designs utilizing the product license of Major League Baseball, Anheuser-Busch, General Motors, Universal Studios and Cadbury-Schweppes. While continuing to expand its United States distribution, Moonlight Graham is beginning a major expansion of International distribution and Company owned retail stores throughout the United States.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Based on his evaluation of the effectiveness of our disclosure controls and procedures as of January  31, 2006, our chief executive officer has concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports.

Subsequent to the date of his evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position with the Company of each officer and director of the Company as of the date of this report.

NAME AGE POSITION Eric Joffe . . 28 Director, Chief Executive Officer, President, and Secretary Debbie Leibovitz. . . . 46 Director, Chairman of the Board

BIOGRAPHICAL INFORMATION

Eric Joffe, age 28, has been our vice president since we were formed. Over the past five years, Mr. Joffe has been involved in a number of entrepreneurial pursuits, including a privately held services company that began operations in 1974. Additionally, Mr. Joffe was previously employed as technical support Customer service Rep by Creative Solutions Inc., a provider of outsourced technical services. He is currently employed by Legend Mobile, Inc. (OTCBB: LGMB) as general manager. Mr. Joffe has a Bachelor of Business Administration from Eastern Michigan University, with an emphasis in accounting.

Debbie Leibovitz, Age 46

Ms. Leibovitz is currently working for Denim Apparel.  Before 2005 Ms. Leibovitz was a real estate agent for over 20 years.

None of our officers or directors has been involved in legal proceedings that impair their ability to perform their duties.

ITEM 10. EXECUTIVE COMPENSATION

As of  January  31, 2006, we had not paid a salary or any other compensation to any of our officers or directors. As and when our financial condition permits, we intend to pay Mr. Joffe the following amounts as compensation.

NAME POSITION COMPENSATION ---- -------- ------------ Eric Joffe President, CEO, Director $70,000

In 2005 we did not pay Mr. Joffe a regular salary. Under his agreement with us, in 2005 we were required to pay him an annual salary of $70,000, respectively. We agreed to pay him an annual salary of $70,000 in 2005 but did not do so. Mr. Joffe Signed a note for the balance due.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

The following table states, as of January 31, 2006 the number and percentage of shares our common stock and preferred owned by each person owning at least 5% of our outstanding shares of common stock and Series A preferred stock, each officer and director owning stock, and all officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days, are deemed outstanding, but those shares are not deemed outstanding for purposes of computing percentage ownership of any other person. The number and percentage of shares beneficially owned are based on the aggregate of 29,405,928  shares of common stock ,1,233,888 shares of Series A preferred stock, and 1,000,000 of Series B 2006 preferred stock outstanding as of January  31, 2006.

                                                                    Number of Shares

Name and Address . . . . . . . . . . . . . . . . .  Beneficially Owned   Class of Stock  Percentage of Class

--------------------------------------------------  -------------------  --------------  --------------------

Eric Joffe

455 Eisenhower Pkwy

Suite 15

Ann Arbor, MI 48108. . . . . . . . . . . . . . . .             200,000            Common                          0.68%

--------------------------------------------------  -------------------  --------------  --------------------

Debbie Leibovitz (2)

777 Eisenhower Pkwy

Suite 102. . . . . . . . . . . . . . . . . . . . .                    7,223,888 (1)      Common                         24.50%

Ann Arbor, MI 48103. . . . . . . . . . . . . . . .           2,233,888   Preferred                                100%

--------------------------------------------------  -------------------  --------------  --------------------

                                                                             7,423,888 (1)  Common                            25.18%

All directors and officers as a group(2 people)   2,233,888    Preferred                          100%

--------------------------------------------------  -------------------  --------------  --------------------

(1)     Includes 1,000,000 shares of our Series B 2006 preferred stock, each convertible at any time at the option of  the  holder  into  25  share  of  common  stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no relationships, transactions, or proposed transactions to which we were or are to be a party in which any of our officers or directors had or are to have a direct or indirect material interest.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as a part of, or incorporated by reference into, this report.

No. Description

3.1 Articles of incorporation of the registrant (incorporated by reference to the registrant's registration statement on Form 10-SB, as amended, filed with the Commission on).

3.2 Bylaws (incorporated by reference to the registrant's registration statement on Form 10-SB, as amended, filed with the Commission on).

14.1 Code of ethics (incorporated by reference to the registrant' Annual Report on form 10k for the year ended)

31.1 & 2  Certification of the chief executive officers under 18 U.S.C. section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 & 2 Certification of the chief executive officers under 18 U.S.C. section 1350, as adopted in accordance with section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to us for the fiscal years ended January  31, 2006 and 2005 by our principal accountant, E. Randall Gruber, CPA PC , are as follows:

                                                                                              FOR THE YEARS ENDED

                                                                                                         January  31,

                                                                                                2006                   2005

Audit Fees. . . . . . . . . . . . . . . . .                                        $  6,000          $    20,000

Audit-Related Fees. . . . . . .                                 . . . . . .  $      -              $         -

Tax Fees. . . . . . . . . . . . . . . . . . . .                                    $      -              $          -

Other Fees. . . . . . . . . . . . . . . . . .                                  .  $      -              $          -

The audit-related fees relate to review services performed by our accountant; the tax fees relate to preparation of our tax returns by our accountant.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our independent accountants must now be approved in advance by the audit committee to assure that those services do not impair the accountants' independence. We do not have an audit committee, so our board of directors reviews and approves audit and permissible non-audit services performed by E. Randall Gruber, CPA PC., as well as the fees they charge for performing those services

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 13 , 2006 By: /s/ Eric Joffe ---------------- Eric Joffe, President

In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: October 13, 2006    By:          /s/ Eric Joffe

                                       ----------------------------

                                   Eric Joffe President and Director

Date:  October 13, 2006   By:         /s/  Debbie Liebovitz

                                      ---------------------

                                   Debbie Liebovitz, Chairman of the Board

                                           And Director

EXHIBIT 31.1

                                  CERTIFICATION

I, Eric Joffe, certify that:

     1. I  have  reviewed  this  annual  report  on  Form  10-KSB  of  Denim Apparel Group, Inc.

     2. Based on my knowledge, this report does not contain any untrue statement of a  material  fact or omit to  state a  material  fact  necessary  to make the statements made, in light of the circumstances  under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge,  the financial  statements,  and other  financial information included in this report, fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. I am responsible for  establishing and maintaining  disclosure  controls and  procedures  (as defined in Exchange Act Rules  13a-15(e) and 15d-15(e)) for the registrant and have:

     a)  Designed  such  disclosure  controls  and  procedures,  or caused  such disclosure  controls and  procedures to be designed  under our  supervision,  to ensure that  material  information  relating to the  registrant,  including  its consolidated subsidiaries,  is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's  disclosure controls and procedures and presented in this report our conclusions  about the effectiveness of the disclosure  controls and procedures,  as of the end of the period covered by this report based on such evaluation; and

     c)  Disclosed  in this  report  any  changes in the  registrant's  internal control over financial  reporting  that occurred  during the  registrant's  most recent fiscal quarter that has materially  affected,  or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

     5. I have  disclosed,  based  on our most  recent  evaluation  of  internal control over financial  reporting,  to the  registrant's  auditors and the audit committee of the  registrant's  board of directors  (or persons  performing  the equivalent functions):

     a) All significant  deficiencies  and material  weaknesses in the design or operation of internal  control over  financial  reporting  which are  reasonably likely  to  adversely  affect  the  registrant's  ability  to  record,  process, summarize and report financial information; and

     b) Any fraud,  whether or not material,  that involves  management or other employees who have a significant role in the registrant's  internal control over financial reporting.

Date: October 13, 2006

                               /s/ Eric Joffe

                              -----------------------------

                               Name: Eric Joffe

                               Title: President and Chief Executive Officer

EXHIBIT 32.1

                 CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350,

                    AS ADOPTED PURSUANT TO SECTION 906 OF THE

                           SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with the  Annual  Report  on Form  10-KSB  of  Denim Apparel Group, Inc. (the  "Corporation")  for the year ended  January 31, 2006, as filed with the  Securities  and  Exchange  Commission  on the date  hereof  (the "Report"),  the  undersigned,  the President and Chief Executive  Officer of the Corporation certifies that:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The  information  contained  in the  Report  fairly  presents,  in all material  respects,  the  financial  condition  and results of  operation of the Corporation.

  /s/ Eric Joffe

-------------------------------

Eric Joffe

President and Chief Executive Officer

October 13, 2006

End of Filing

Endnotes