Form 10QSB
period 2006-04-30
DENIM APPAREL GROUP INC
filed 2006-10-13
CIK 1130951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended April 30, 2006 Commission File Number 000-32273

DENIM APPAREL GROUP, INC.

(Exact name of Registrant as specified in its charter)

Nevada     88-0419183

------------------------     -----------------------------------

(State of Incorporation)   I.R.S. Employer Identification

Number)

3028 Commercial Ave, Northbrook, Il. 60062

(address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (734) 418-3004

(Former name, address or fiscal year if changed since last

report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes x  No

----------  ----------

Indicate by check mark whether the registrant is an accelerated filer(as defined in Rule 12b-2 of the Exchange Act).          Yes [ ]  No [X]

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act).               Yes [ ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

The total number of shares outstanding of the issuer’s common shares, par value $.01, as of  August 21,2006  is as follows: 34,901,928

CAUTIONARY LEGEND REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. These forward-looking statements are subject to various risks and uncertainties.

The forward-looking statements include, without limitation, statements regarding our future business plans and strategies and our future financial position or results of operations, as well as other statements that are not historical. You can find many of these statements by looking for words like “will”, “may”, “believes”, “expects”, “anticipates”, “plans” and “estimates” and for similar expressions. Because forward-looking statements involve risks and uncertainties, there are many factors that could cause the actual results to differ materially from those expressed or implied. These include, but are not limited to, economic conditions. This Quarterly Report on Form 10-Q contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of Tarrant’s forward-looking statements and such statements and discussions are incorporated herein by reference. Any subsequent written or oral forward-looking statements made by us or any person acting on our behalf are qualified in their entirety by the cautionary statements and factors contained or referred to in this section. We do not intend or undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this document or the date on which any subsequent forward-looking statement is made or to reflect the occurrence of unanticipated events.

PART I – FINANCIAL INFORMATION

DENIM APPAREL GROUP, INC.

INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006

DENIM APPAREL GROUP, INC.
(FORMERLY KINGDOM VENTURES, INC.)
CONSOLIDATED BALANCE SHEETS
	April 30,		January 31,
	2006		2006
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$90,209	$	----
Accounts receivable	163,694		----
Inventory	526,324		----
Prepaid expenses	1,543		----
Total current assets	781,770		----
Property and equipment
Furniture and fixtures	87,326		----
Equipment	11,557		----
	98,883
Less - Accumulated depreciation	(26,274)		----
Total property and equipment	72,609		----
Total assets	854,379		----

Liabilities and shareholders' equity
Liabilities
Current liabilities
Current maturities of notes payable	1,541,516		431,914
Accounts payable	396,793		166,359
Payroll tax liabilities	46,701		----
Accrued expenses	442,578		225,817
Total current liabilities	2,427,588		824,090
Commitments and contingencies
Shareholders' equity (deficit)
Preferred stock, Series A, $.001 par value, 1,233,888 shares
authorized, issued and outstanding	1,233		1,233
Preferred stock, 2006 Series B, $.001 par value, 1,000,000
shares authorized, 1,000,000 issued and outstanding	1,000		----
Common stock, par value $ .001 per share. Authorized
100,000,000 and 30,051,928 and 29,718,428 shares, issued
and outstanding at April 30, and January 31, 2006	30,052		29,718
Common stock earned, not issued	2,505,000		----
Common stock subscribed	(250,000)		----
Additional paid-in capital	8,804,966		8,928,825
Unamortized cost of shares issued for services	(2,475,000)		----
Retained earnings (deficit)	(7,954,048)		(7,547,452)
	663,203		1,412,324
Less - Treasury stock at cost (6,000 shares of common stock)	(2,236,412)		(2,236,412)
Total shareholders' equity (deficit)	(1,573,209)		(824,088)
Total liabilities and shareholder's equity (deficit)	$854,379	$	----

The accompanying notes are an integral part of these financial statements.

DENIM APPAREL GROUP, INC.
(FORMERLY KINGDOM VENTURES, INC.)
CONSOLIDATED STATEMENT OF OPERATIONS
	For the three months ended
	April 30,
	2006		2005
Revenues
Sales	$140,896	$	---
Royalties	11,864		---
Total revenues	152,760		---

Cost of sales
Yardage and notions	60,260		---
Commissions	13,971		---
Freight	4,421		---
Total cost of sales	78,652		---

Gross margin	74,108		---

Operating expenses
Compensation and related expenses	38,565		---
Stock issued for services	283,000		---
Professional fees	6,365		---
Marketing and promotion	8,505		---
Occupancy and equipment costs	6,047		---
Travel and entertainment	4,007		---
Insurance expense	2,710		---
Office expense	4,750		186
Depreciation	2,377		---
Other	474		---

Total operating expenses	356,800		186

Income (loss) from operations	$(282,692)		$(186)

Non-operating expenses
Interest expense	60,640		20,042

Net income (loss)	(343,332)		(20,228)

Earnings (loss) per share	$(0.01)		$(0.00)

Basic average shares outstanding	29,854,595		31,785,428

The accompanying notes are an integral part of these financial statements.

DENIM APPAREL GROUP, INC.
(FORMERLY KINGDOM VENTURES, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDER DEFICIT
							Common
							Stock
	Series A		2006 Series B				Earned
	Preferred Stock		Preferred Stock		Common Stock		Not
	Shares	Amount	Shares	Amount	Shares	Amount	Issued
Balance January 31, 2006	1,233,888	$1,233			$29,405,928	$29,406	$5,000

Sale of common stock for
cash					8,731,000	500,000

Common stock issued for
services - Related party

Common stock issued for
services					165,000	165

Common stock issued for
interest payment					50,000	50

Common stock issued to
acquire Moonlight Graham,
Inc. common stock					5,000,000	5,000

Share exchange with
related party			1,000,000	1,000	(15,000,000)	(15,000)

Amortization of unamortized
portion

Common stock issued to
retire debt					1,700,000	1,700

Options issued as additional
compensation

Net loss for the three months
ended April 30, 2006

Equity of Moonlight Graham,
Inc.
Balance April 30, 2006	1,233,888	$1,233	1,000,000	$1,000	30,051,928	$521,321	$5,000

The accompanying notes are an integral part of these financial statements.

DENIM APPAREL GROUP, INC.
(FORMERLY KINGDOM VENTURES, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDER DEFICIT
		Unamortized
		Cost
	Additional	of Shares
	Paid-In	Issued for	Treasury Stock		Accumulated
	Capital	Services	Shares	Amount	Deficit	Total
Balance January 31, 2006	$8,987,335	$(100,000)	6,000,000	$(2,236,412)	$(7,610,716)	$(924,154)

Sale of common stock for
cash						500,000

Common stock issued for
services - Related party

Common stock issued for
services	32,835
						33,000
Common stock issued for
interest payment	9,950					10,000

Common stock issued to
acquire Moonlight Graham,
Inc. common stock						5,000

Share exchange with
related party	14,000

Amortization of unamortized
portion		125,000				125,000

Common stock issued to
retire debt	168,300
						170,000
Options issued as additional
compensation	125,000					125,000

Net loss for the three months
ended April 30, 2006					(343,332)	(343,332)

Equity of Moonlight Graham,
Inc.	(1,518,723)					(1,518,723)
Balance April 30, 2006	$7,818,697	$125,000	6,000,000	$(2,236,412)	$(7,954,048)	$(1,818,209)

The accompanying notes are an integral part of these financial statements.

DENIM APPAREL GROUP, INC.
(FORMERLY KINGDOM VENTURES, INC.)
CONSOLIDATED STATEMENT OF CASH FLOWS
	For the three month periods
	ended April 30,
	2006		2005

Cash flows from operating activities
Net (loss)	$(343,332)		$(20,228)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	2,377		----
Stock issued for services - Related parties	125,000		----
Stock options issued for services - Related parties	125,000		----
Stock issued for services	33,000		----
Stock issued for interest payment	10,000		----
Decrease (increase) in operating assets
Accounts receivables	276,749		----
Inventory	(521,816)		----
Prepaid expenses	(225)		----
Increase (decrease) in operating liabilities
Bank overdraft
Accounts payable	(228,437)		20,042
Payroll tax liabilities	(654)		----
Accrued expenses	72,355		----

Net cash used by operating activities	(449,983)		(186)

Cash flows from financing activities
Issuance of notes payable	290,189		----
Issuance of common stock	250,000		----
Net cash provided by financing activities	540,189		----

Net increase in cash and equivalents	90,206		(186)

Cash and cash equivalents at beginning of year	3		186

Cash and cash equivalents at end of year	$90,209	$	----

Supplemental disclosures of cash flow information

Cash paid during the period for
Interest	$15,558	$	----
Income taxes	----		----

Common stock issued for investment in subsidiary	$500,000	$	----
Common stock issued to retire debt	170,000		----

The accompanying notes are an integral part of these financial statements.

DENIM APPAREL GROUP, INC.
(formerly Kingdom Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006

Note 1 - Background and Summary of Significant Accounting Policies Background

Denim Apparel Group, Inc. ("the Company") was incorporated on March 17, 1999 in the state of Nevada as Legends of the Faith, Inc. The Company was a media communications and product company for the Christian marketplace. The Company's primary media property was Christian Times Today, a monthly newspaper distributed by and to churches. The Company's product group activities were done by Mr. Roy Productions, a northern Nevada silk screen, embroidery and production facility that serves a local clientele and provides product support for each of the Company's other activities. In July, 2002, the Company changed its name to Kingdom Ventures, Inc. to better represent the nature of its evolving business as a church and people development company. During December, 2004, all business ventures of Kingdom Ventures, Inc. ceased upon voluntary foreclosure of business assets. On October 7, 2005 the Company filed articles of amendment with the State of Nevada to change its name to Denim Apparel Group, Inc.

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

The accompanying financial statements for the three months ended January 31, 2006 include the accounts of the Company and its wholly-owned subsidiary, Moonlight Graham, Inc. All significant inter-company transactions and account balances have been eliminated. The financial statements for the three months ended April 30, 2005 include only the accounts of Kingdom Ventures, Inc. During December, 2004, the Company agreed to release the assets of the two subsidiaries in exchange for a reduction in the outstanding notes payable under the terms of a voluntary disclosure.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended January 31, 2006 were filed with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ended January 31, 2007.

DENIM APPAREL GROUP, INC.
(formerly Kingdom Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. Accounts are "written-off' when deemed uncollectible.

Impairment of Long-lived Assets

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment, at least annually, or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

Property and Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the use of the straight-line method over the estimated useful lives of the assets, generally over three to twenty years. Depreciation for the three month ended April 30, 2006 totaled $2,377. Leases with escalating rents are expensed on a straight-line basis over the life of the lease.

The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net earnings. Maintenance and repairs are charged to expenses as incurred.

DENIM APPAREL GROUP, INC.
(formerly Kingdom Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006

Inventory

Inventory consists of assorted miscellaneous licensed apparel items for sale, and marketing samples. Inventories are valued at the lower of cost or market on a first-in, first out basis.

Revenue Recognition

The Company recognized revenues and the related cost of goods sold (including shipping costs) in accordance with the provisions of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" as amended by SAB 104, "Revenue Recognition." Revenue is recognized when the customer receives the product. The Company estimates and defers revenue and the related product costs for shipments that are in-transit to the customer. Customers typically receive goods within a few days of shipment. Such amounts were immaterial at April 30, 2006. Amounts related to shipping and handling billed to customers are reflected in net sales and the related costs are reflected in costs of goods sold.

Advertising expenses

Costs associated with the production of advertising, such as writing, copy, printing and other costs are expended as incurred. Costs associated with advertising that has been produced such as magazine, are expensed when the advertising takes place. The total advertising expense included in the consolidated statement of operations was $8,505 for the three months ended April 30, 2006.

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

DENIM APPAREL GROUP, INC.
(formerly Kingdom Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006

Stock Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method to account for its stock-based compensation issued to employees. For options granted to employees where the exercise price is less than the fair value of the stock at the date of the grant, the Company recognizes an expense in accordance with APB 25. For non-employees stock based compensation the Company recognizes an expense in accordance with SFAS No., 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model.

Note 2 - Stock Options

The Company has reserved 1,000,000 shares of treasury stock for options. From time to time at the discretion of the Board of Directors, stock options are granted to directors, officers, employees and certain consultants. Options issued expire not more than five years after the grant date. In March, 2003, options were granted to three directors totaling 250,000 shares at $.50 per share. These options expire March 4, 2008. As of April 30, 2006, 750,000 shares were available for options.

DENIM APPAREL GROUP, INC.
(formerly Kingdom Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006

Note 3 - Notes Payable

Note payable to a shareholder, bearing interest at 7% per annum. The note was due on January 31, 2005. The note is collateralized by a general obligation of the assets and receipts of the Company. The Company is in technical default on this note payable, but no demand has been made.

Note payable to a former employee and Director, bearing interest at 5% per annum, payable on demand.

Note payable to the Company's CEO bearing interest at 6% per annum, and due on demand.

$ 56,612 71,700 35,000

Note payable to a trust, bearing interest at 2.50% per month. The note was due on or before April 9, 2004. The note is collateralized by a general obligation on the assets and receipts of the Company. The Company is in technical default on this note payable, but no demand has been made.            95,000

Note payable to an individual, bearing interest at 5% per month. The note was due on or before March 25, 2004. The note is collateralized by a general obligation on the assets and receipts of the Company. The Company is in technical default on this note payable, but no demand has been made.               50,000

Note payable to an individual, bearing interest at 5% per month. The note was due on or before April 29, 2004. The note is collateralized by a general obligation on the assets and receipts of the Company. The Company is in technical default on this note payable, but no demand has been made.             50,000

Note payable to a business, in the total amount of $382,300. The amount of $282,300 is convertible into common stock. The balance of $100,000 is due with interest at the rate of 8%. The note is in technical default since it was due on December 31, 2005, however no demand has been made.            352,300

DENIM APPAREL GROUP, INC.
(formerly Kingdom Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006

Related party loans, due on demand, and payable at 8% interest.

Note payable to a business in the original amount of $200,000, with interest due at 10%. The note is to be repaid, plus 50,000 shares of restricted common stock.

Notes paid to a major shareholder due on demand, and bearing interest at 8%.

Note payable to a former director, bearing interest at 5% per annum payable not later than January 31, 2005. The note is unsecured. The Company is in technical default on this note payable, but no demand has been made.

Accrued interest on the notes payable totals $387,162 at April 30, 2006.

During the three months ended April 30, 2006 the Company issued 1,700,000 shares of common to retire long-term debt and accrued interest totaling $170,000.

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

Note 5 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These condensed financial statements show that there are minimal revenues and that the Company has sustained losses of $7,954,048 since inception. The future of the Company is dependent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

DENIM APPAREL GROUP, INC.

(formerly Kingdom Ventures, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006

Note 6 - Litigation

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

Note 7 - Other Informative Disclosure

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

The Company's President has entered into an employment agreement in which he will be paid $125,000 annually and will receive 2,500,000 shares of restricted stock. Additionally he will receive the right to purchase 500,000 shares of common stock at 50% discount to the market price for 180 days after closing of the Moonlight Graham, Inc. stock purchase. The fair value of the 2,500,000 shares at the date of issuance was $2,500,000, which is being amortized over five years. Since the option to purchase 500,000 shares at less than fair market value, the discount has been recorded as additional compensation currently, and additional paid in capital has been recorded in the same amount $125,000.

DENIM APPAREL GROUP, INC.

(formerly Kingdom Ventures, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006

Note 8 - Pro-Forma Information

The following pro-forma information is provided to reflect the revenues, expenditures, and net loss as if the operations of Moonlight Graham, Inc. had been included from the beginning of the year.

Revenues Cost of sales Gross margin Operating expenses Income from operations Interest expense Net loss	$ 224,031 86,229 137,802 420,201 (282,399) 65,437 (347,836)

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSUS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes included in this Form 10-QSB.

Operating Results for the Three Months Ended April 30, 2006 and 2005

Revenues. Our revenues for the three months ended were $157,760 as compared to no revenues for the same three month period ended April 30, 2005.. This is the result of our company’s Acquisition of Moonlight Graham Inc .

Operational Expenses. Our operational expenses during the three months ended April 30, 2006 increased to $356,800  as compared to $186  for the three months ended April 30, 2005. This increase is the result of our company’s Acquisition of Moonlight Graham Inc.

Net Income (Loss). Our net loss during the three months ended April 30, 2006  was $282,692  as compared to $186 during the three months ended April 30, 2005. The change was because of the company’s Acquisition of Moonlight Graham Inc.

Changes in Balance Sheet. As of April 30, 2006, we had current assets of $781,770  as compared to $0 at January 31, 2006, total assets of $854,379 at April 30, 2006 as compared to $0 at January 31, 2006, total liabilities of $2,472,588 as compared to $824,090 at January 31, 2006 and stockholders' equity (deficit) at April 30, 2006 of ($1,573,209) as compared to ($824,088) at January 31, 2006. The increase in assets, increase in liabilities and increase  in stockholders' (deficit) is the result of the company’s Acquisition of Moonlight Graham Inc.

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

GENERAL INFORMATION

Denim Apparel Group is a reporting company under the federal securities laws. Our shares of common stock are publicly traded on the Pink Sheets under the symbol DPGP.PK We were organized under the laws of Nevada on March 17, 1999.

GENERAL OVERVIEW

We are designers, retailers, advertisers, marketers, and manufacturers or retro style apparel that looks for ways to capture the consumer’s imagination and engender their loyalty, they often think of a reliable axiom: “What’s old is always new, when presented in a fresh way.” As the present becomes more stressful and chaotic and we become increasingly anxious about the future, the past is something we can always count on.

The influence of retro-style can be observed in every category in the marketplace…from automobiles and home furnishings to sports equipment and consumer electronics.

The apparel category presents one of the most viable opportunities to marry the romance of the past with the sensibility of the shopper of today.

Licensing

The sheer size and diversity of the licensed merchandise category has catapulted the industry to an all time high last year of $l58 billion in retail sales worldwide, with over $90 billion of that total generated in the United States and Canada alone.

The licensing business has traditionally been dominated by character, entertainment, and sports properties, and annual volume shows no signs of slowing as the licensing of brands, art, food and fashion continues to fuel growth. The highest growth category in the licensing business over the past several years has been in the area of “brand” licensing - as corporations realize the value of their trademarks and logos for product extensions. Corporate America has come to understand the power of the classic associations their trademarks represent for consumers, and are seeking ways to use that power by leveraging their brand equity into the creation of licensed goods in categories and distribution channels outside their core business.

We have deep, emotional connections to certain brands; and like sports teams, movies, music, and iconic heroes of the past, these brands represent an essential part of the fabric of American life.

By effectively securing licenses with Major League Baseball, General Motors, Anheuser Busch, Universal Pictures and many others, Moonlight has created a proprietary niche in an industry continually looking for something to stand out and grab the customer’s attention. Upscale retailers can’t get enough.

Watching the industry carefully and sensing additional opportunity, Moonlight is now moving into the high growth area of corporate and brand licensing. With a sweeping General Motors license giving Moonlight rights to all Chevy, Pontiac, Buick and Cadillac logos and marks from 1953 through 1998, the company will further its claim to retro-Americana with a clever interpretation of car culture.

The bounty of opportunities is vast. Because most licensed brands and properties have not previously been offered in the better retail category, Moonlight Graham has a large menu from which to choose. Licensing has given Moonlight a key point of differentiation against apparel company competitors, who do not have the proprietary licensing rights already secured.

We look to utilize a major portion of our raise to expand the brand within the consumer & retailers mind.

Public Relations, advertising, a stronger trade show presence, a larger sales force and better promotional print materials are a few of the ways we plan to increase our exposure in the marketplace.

Existing Licensing Agreements

The following Licensing Agreements, already secured, allow Moonlight to produce and distribute proprietary products in upstairs department stores and specialty shops, to direct mail catalogues, in our own stores when applicable, and to the leagues and teams themselves at their stadiums, in their catalogues, on their web sites and in their team stores.

• Major League Baseball:

Rights to all 30 current MLB teams.

• Cooperstown Collection:

Rights to all defunct MLB teams (Brooklyn Dodgers, New York Giants) as well as over 70 Hall of Fame players (Yogi Berra, Ernie Banks, etc).

* General Motors:

Rights to all Chevrolet, Pontiac, Buick and Cadillac images, logos and marks from 1953 through 1998. Additional rights available if desired.

• Universal Pictures:

Rights to the comedy classic “Animal House”

* Anheuser Busch:

Vintage & current Budweiser, Bud Light and all other AB drinks.

* Cadbury Schweppes:

Rights to over 20+ current & vintage beverages, including Dr. Pepper, 7UP, Crush, Yoo Hoo and Squirt.

* Anthill:

Rights to over 50 Rock bands, including the Rolling Stones, Talking Heads,Blondie, Iggy Pop, Sting and Pink Floyd.

Retail Strategy and Execution

Moonlight Graham retail reflects the heart-tugging best of America’s past in a modern, clever way. A virtual emporium of Popular Culture, its innovative offering of apparel, accessories, giftware, collectibles, and period memorabilia would strike just the right mix of then and now. Filled with nostalgic graphics, contemporary and antique fixtures, and one-of-a-kind display props, the environment would allow shoppers to step back in time while still finding a decidedly contemporary approach to retail design and merchandising. A place that feels a lot like an old school Yankees knit or a Pink Floyd sweat shirt from Moonlight

Graham…

The ability to showcase one’s own line at retail allows the consumer to ”experience” the brand in it’s totality. No individual wholesale account will likely buy more than a fraction of the total line, therefore a showcase store provides the foremost opportunity to show the depth and breadth of the company’s offering in a ideally merchandised way.

• The MG store would allow us to incubate and monitor new product introductions, experiment with new styles and fabrications, extend into new product categories, etc. This is an invaluable learning and R&D tool.

• Our own stores would allow us to order and sell small amounts of competitor’s products. This, too, would provide first hand information in understanding new product opportunities, styles and categories that would compliment and grow the line.

• Dealing directly with Moonlight Graham customers would allow us to gain valuable feedback, build a strong database, drive traffic to our website, develop special incentive and customer loyalty and reward programs, etc.

• By showing how the line is optimally merchandised, the showcase store(s) will provide information that will ultimately prove invaluable to our current department and specialty store accounts, as well as to our sales reps. Anecdotal evidence abounds on brands such as Ralph Lauren, Lucky Brand, Tommy Bahama, Nike, and countless others who have increased their sales to department stores after opening their own stores and showcasing their lines in controlled, branded environments. These efforts often lead to department store shop-in-shops and expanded real estate.

• The stores provide multiple brand impressions in a tangible way, as well as provide the company with a public relations tool, a place to stage events, offer special promotions, present athlete signings and celebrity appearances, etc.

• Several success stories exist where apparel companies have gained significant distribution, grown their businesses through licensing, built strong consumer brands, and sold to much larger companies for impressive multiples. In most of these instances, a key to their strategy was the creation of signature retail stores.

• As Moonlight becomes a licensor, a key negotiating point will be our own retail outlets as well as our wholesale doors of distribution. This will greatly strengthen our position as a licensor

PRODUCTS MADE OR SOLD BY THE COMPANY

Moonlight Graham ( www.moonlightgrahm.com) produces a high end product line of men’s and children’s sportswear  featuring  the finest in vintage - retro designs utilizing the product licenses of Major League Baseball (www.mlb.com) Anheuser - Busch,  General Motors, Universal Studios and Cadbury - Schweppes.

MANUFACTURING

All Products manufactured is outsourced to a third party

 COMPETITION

 Licensed brands such as Junk Food, BC Ethic, Earthtones Trading and Dragonfly

 RISK FACTORS

An investment in our stock involves a number of risks. Before making a decision to purchase our securities, you should carefully consider all of the risks described in this quarterly report. If any of the risks discussed in this quarterly report actually occur, our business, financial condition and results of operations could be materially adversely affected. If this were to occur, the trading price of our securities could decline significantly and you may lose all or part of your investment.

We are in the early stages of our growth, which makes it difficult to evaluate whether we will operate profitably in the future.

We  have merged with Moonlight Graham a high fashion apparel Company and are  in the early stages of the growth of our company, which is involved primarily in the production and processing of high-fashion apparel. The merged in Financials provide a view of the operation of the company

Unanticipated problems, expenses and delays are frequently encountered in ramping up production and sales and developing new products, especially in the current stage of our business. Our ability to continue to successfully develop, produce and sell our products and to generate significant operating revenues will depend on our ability to, among other things:

continue to successfully maintain existing or develop new agreements with third parties to perform these functions on our behalf; and

successfully market, distribute and sell our products or enter into agreements with third parties to perform these functions on our behalf.

We will be adding new tiers of distribution in selling are product .There can be no assurance that we will be able to achieve any of these goals and develop a sufficiently large customer base to be profitable.

Our management believes that we can sustain our operations for the future from existing working capital and from operating revenue. The future of our company will depend upon our ability to continue to obtain adequate orders for our products, prompt payment for our products and, as and when needed, sufficient financing and continuing support from our factor, and to continue to maintain profitable operations. To the extent that we cannot achieve our plans and generate revenues which exceed expenses on a consistent basis and in a timely manner, our business, results of operations, financial condition and prospects could be materially adversely affected.

Our continued operations depend on current fashion trends. If our products and design do not continue to be fashionable, our business could be adversely affected.

The novelty and the design of our product line  is important to our success and competitive position, and the inability to continue to develop and offer such unique products to our customers could harm our business. We cannot be certain that high-fashion apparel will continue to be fashionable. Should the trend steer away from high-fashion apparel, sales could decrease and our business could be adversely affected. In addition, there are no assurances that our future designs will be successful, and any unsuccessful designs could adversely affect our business.

Our business and the success of our products could be harmed if we are unable to maintain our brand image.

Our success to date has been due in large part to the strength of our brand. If we are unable to timely and appropriately respond to changing consumer demand, our brand name and brand image may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider our brand image to be outdated or associate our brand with styles that are no longer popular. In the past, apparel companies have experienced periods of rapid growth in revenues and earnings followed by periods of declining sales and losses. Our business may be similarly affected in the future.

Our business may be negatively impacted as a result of changes in the economy.

Our business depends on the general economic environment and levels of consumer spending that affect not only the ultimate consumer, but also retailers, our primary direct customers. Purchases of high-fashion apparel tend to decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, declines. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing store, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by downward trends in the economy or the occurrence of events that adversely affect the economy in general. Furthermore, in anticipation of continued increases in net sales, we have significantly expanded our infrastructure and workforce to achieve economies of scale. Because these expenses are fixed in the short term, our operating results and margins will be adversely impacted if we do not continue to grow as anticipated.

Our quarterly revenues and operating results fluctuate as a result of a variety of factors, including seasonal fluctuations in demand for high-fashion denim, delivery date delays and potential fluctuations in our annualized tax rate, which may result in volatility of our stock price.

Our quarterly revenues and operating results have varied significantly in the past and can be expected to fluctuate in the future due to a number of factors, many of which are beyond our control. For example, sales of apparel have historically been somewhat seasonal in nature with the largest sales generally occurring in the third and fourth quarters. Delays in scheduling or pickup of purchased products by our customers could negatively impact our net sales and results of operations for any given quarter. As a result of these specific and other general factors, our operating results will likely vary from quarter to quarter and the results for any particular quarter may not be necessarily indicative of results for the full year. Any shortfall in revenues or net income from levels expected by securities analysts and investors could cause a decrease in the trading price of our common stock.

We face intense competition, including competition from companies with significantly greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.

We face intense competition in the apparel industry from other established companies. A number of our competitors have significantly greater financial, design, manufacturing, marketing and distribution resources than we do. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the apparel industry, compete more effectively on the basis of price and production and more quickly develop new products. In addition, new companies may enter the markets in which we compete, further increasing competition in the apparel industry.

We believe that our ability to compete successfully depends on a number of factors, including the style and quality of our products and the strength of our brand name, as well as many factors beyond our control. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, which would adversely impact the trading price of our common stock.

Our business could be harmed if we fail to maintain proper inventory levels.

We place orders with our manufacturers for some of our products prior to the time we receive all of our customers’ orders. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We also maintain an inventory of certain products that we anticipate will be in greater demand. However, we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have a material adverse effect on our operating results and financial condition. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships, and diminish brand loyalty.

Purchases of the merchandise we sell are generally discretionary and are therefore particularly susceptible to economic slowdowns.

If current economic conditions do not improve, our business, financial condition, and results of operations could be adversely affected. Consumers are generally more willing to make discretionary purchases, including purchases of fashion products and high-end home products, during periods in which favorable economic conditions prevail.

Our business could suffer if we need to add or replace manufacturers.

Although we design and market our products, we outsource manufacturing to third party manufacturers. Outsourcing the manufacturing component of our business is common in the apparel industry, as we compete with other companies for the production capacity of our manufacturers. Because we are a small enterprise and many of the companies with which we compete have greater financial and other resources than we have, they may have an advantage in the competition for production capacity. If we experience a significant increase in demand, or if we need to replace any of the manufacturers that we currently use, we may have to expand our third party manufacturing capacity. We cannot be assured that this capacity will be available to us, or that if available it will be available on terms that are acceptable to us. If we cannot produce a sufficient quantity of our products to meet demand or delivery schedules, our customers might reduce demand, reduce the purchase price they are willing to pay for our products or replace our product with the product of a competitor, any of which could have a material adverse effect on our financial condition and operations.

Our stock price is highly volatile.

The trading price of our common stock has fluctuated significantly since our inception, and is likely to remain volatile in the future.  The trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including the following:

In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high-fashion companies, which often has been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. As long as we continue to depend on a limited customer base and a limited number of products, there is substantial risk that our quarterly results will fluctuate.

Our business could suffer from the financial instability of our customers.

We sell our product primarily to retail and distribution companies in the United States on open account with 30 to 45 day payment terms. Financial difficulties with a customer could result in serious losses for our company.

Government regulation and supervision could restrict our business.

Any negative changes to international trade agreements and regulations such as the North American Free Trade Agreement or any agreements affecting international trade such as those made by the World Trade Organization which result in a rise in trade quotas, duties, taxes and similar impositions or which has the result of limiting the countries from whom we can purchase our fabric or other component materials, or limiting the countries where we might market and sell our products, could have an adverse effect on our business.

Increases in the price of raw materials or their reduced availability could increase our cost of sales and decrease our profitability.

The principal fabrics used in our business are cotton, synthetics, and blends. The prices we pay for these fabrics are dependent on the market price for raw materials used to produce them, primarily cotton. The price and availability of cotton may fluctuate significantly, depending on a variety of factors, including crop yields, weather, supply conditions, government regulation, economic climate and other unpredictable factors. Any raw material price increases could increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers. Moreover, any decrease in the availability of cotton could impair our ability to meet our production requirements in a timely manner.

If an independent manufacturer violates labor or other laws, or is accused of violating any such laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image.

While all manufacturers are contractually required to comply with such labor practices, we cannot control the actions or public perception of such manufacturers, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices. Apparel companies can be held jointly liable for the wrongdoings of the manufacturers of their products. While we do not control their employee’s employment conditions or the manufacturer’s business practices, and the manufacturers act in their own interest, they may act in a manner that result in a negative public perception of us and/or employee allegations or court determinations that we are jointly liable for such improper practices.

We are still exposed to potential risks from recent legislation requiring public companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We, like all other public companies, are incurring additional expenses and, to a lesser extent, diverting management’s time in an effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Beginning with the annual report for the fiscal year ended January 31, 2007, our management is required under Section 404 to furnish a report regarding its internal controls over financial reporting. We will become an “accelerated filer” as of the beginning of the fiscal year ended January 31, 2007, which accelerates our compliance date to the annual report for the fiscal year ended January 31, 2007. We have implemented processes documenting and evaluating our system of internal controls. If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

We do not expect to declare or pay any dividends.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

ITEM 3. Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president, secretary and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), designed to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and our company’s principal financial officer. Based upon that evaluation, our company’s management had concluded at December 31, 2005 that there was a material weakness in our company’s disclosure controls and procedures effective as of the end of the period covered by that report. The material weakness that our management had identified appears to be due to a lack of qualified personnel to work with our principal financial officer in accumulating and communicating information to our management in time to ensure timely disclosure as required by the securities laws. This weakness is due, in large part, to our rapid growth over the year ended December 31, 2005 and to date without a corresponding increase in personnel to address the additional workload. We have taken the following steps as of June 30, 2006 to correct this previously identified weakness:

Internal Control over Financial Reporting.

The changes in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting have been discussed above. The Company has no plans to make further changes to its internal control environment during the remainder of 2006.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the first Quarter  we sold

8,731,000  for $500,000  used to purchase inventory for Moonlight Graham

165,000 shares for Services

1,700,000 for the retirement of debt

5,000,000 for the acquisition of Moonlight Graham

Item 3.

Defaults Upon Senior Securities

N/A

Item 4.

Submission of Matters to a Vote of Security Holders

N/A

Item 5.

Other Information

N/A

Item 6.

Exhibits and Reports on Form 8-K

(a)

The following exhibits are filed as a part of this report.

No.

Description

31.1

Certification of the chief executive officer under 18 U.S.C. section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1

Certification of the chief executive officer under 18 U.S.C. section 1350, as adopted in accordance with section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)

Reports on Form 8-K

January 11, 2006

-

Change of address.

April 11, 2006

Material acquisition of assets

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Denim Apparel Group, Inc.

Date: October 13 2006

/s/ Eric Joffe

, President

Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

I, Eric Joffe , certify that;

1. I have reviewed this quarterly report on Form 10-Q of Denim Apparel Group, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registration as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly  report our  conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/Eric Joffe

President & CEO

Date: October 13, 2006

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Denim Apparel Group Inc., a Nevada corporation (the "Company"), on Form 10-Q for the quarter ending April 30, 2006 as filed with the Securities and Exchange Commission (the "Report"), I, Eric Joffe , President & CEO, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Eric Joffe

Eric Joffe

President & CEO

Date: October 13, 2006

Endnotes

461,715

140,189

180,000

1,541,516

49,000