Form 10QSB
period 2006-07-31
DENIM APPAREL GROUP INC
filed 2006-12-29
CIK 1130951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended July 31, 2006 Commission File Number 000-32273

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The total number of shares outstanding of the issuer’s common shares, par value $.01, as of  August 21, 2006  is as follows:

34,551,928

CAUTIONARY LEGEND REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-QSB may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. These forward-looking statements are subject to various risks and uncertainties. The forward-looking statements include, without limitation, statements regarding our future business plans and strategies and our future financial position or results of operations, as well as other statements that are not historical. You can find many of these statements by looking for words like “will”, “may”, “believes”, “expects”, “anticipates”, “plans” and “estimates” and for similar expressions. Because forward-looking statements involve risks and uncertainties, there are many factors that could cause the actual results to differ materially from those expressed or implied. These include, but are not limited to, economic conditions. This Quarterly Report on Form 10-QSB contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of Tarrant’s forward-looking statements and such statements and discussions are incorporated herein by reference. Any subsequent written or oral forward-looking statements made by us or any person acting on our behalf are qualified in their entirety by the cautionary statements and factors contained or referred to in this section. We do not intend or undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this document or the date on which any subsequent forward-looking statement is made or to reflect the occurrence of unanticipated events.

PART I – FINANCIAL INFORMATION

DENIM APPAREL GROUP, INC.

INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

July  31, 2006

DENIM APPAREL GROUP, INC.
(FORMERLY KINGDOM VENTURES, INC.)
BALANCE SHEETS
	July 31,	January 31,
	2006	2006
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$ 4,841	$ -
Accounts receivable	353,147	----
Inventory	248,416	----
Prepaid expenses	13,509	----
Total current assets	619,913	----
Property and equipment
Furniture and fixtures	87,326	----
Equipment	11,556	----
	98,882
Less - Accumulated depreciation	(27,460)	----
Total property and equipment	71,422	----
Total assets	$ 691,335	$ -

Liabilities and shareholders' equity
Liabilities
Current liabilities
Current maturities of notes payable	$ 1,325,327	$ 431,914
Accounts payable	233,422	166,359
Payroll tax liabilities	44,382	----
Accrued expenses	575,006	325,881
Total current liabilities	2,178,137	924,154

Commitments and contingencies
Shareholders' equity (deficit)
Preferred stock, Series A, $.001 par value, 1,233,888 shares
authorized, issued and outstanding	1,233	1,233
Preferred stock, 2006 Series B, $.001 par value, 1,000,000
shares authorized, 1,000,000 issued and outstanding	1,000	----
Common stock, par value $ .001 per share. Authorized
100,000,000 and 34,551,928 and 29,405,928 shares, issued
and outstanding at July 31, and January 31, 2006	34,552	29,406
Common stock earned, not issued	2,505,000	5,000
Additional paid-in capital	9,250,466	8,987,335
Unamortized cost of shares issued for services	(2,412,500)	(100,000)
Retained earnings (deficit)	(8,630,141)	(7,610,716)
	749,610	1,312,258
Less - Treasury stock at cost (6,000 shares of common stock)	(2,236,412)	(2,236,412)
Total shareholders' equity (deficit)	(1,486,802)	(924,154)
Total liabilities and shareholder's equity (deficit)	$ 691,335	$ -

The accompanying notes are an integral part of these financial statements.

DENIM APPAREL GROUP, INC.
(FORMERLY KINGDOM VENTURES, INC.)
CONSOLIDATED STATEMENT OF OPERATIONS
	For the six months ended
	July 31,
	2006	2005
Revenues
Sales	$ 641,926	$ -
Royalties	11,504	---
Total revenues	653,430	---

Cost of sales
Purchases	428,947	---
Commissions	146,161	---
Freight and shipping costs	15,469	---
Total cost of sales	590,577	---

Gross margin	62,853	---

Operating expenses
Compensation and related expenses	194,060	---
Consulting fees	49,000	---
Depreciation	2,828	---
General and administrative	88,344	---
Marketing and promotion	105,398	---
Professional fees	18,460	---
Royalties	166,791	186
Stock issued for services	312,500	---

Total operating expenses	937,381	186

Income (loss) from operations	(874,528)	(186)

Non-operating expenses
Interest expense	144,896	41,815

Net income (loss)	$ (1,019,424)	$ (42,001)

Earnings (loss) per share	$ (0.03)	$ (0.00)

Basic average shares outstanding	30,970,615	31,785,428

The accompanying notes are an integral part of these financial statements.

DENIM APPAREL GROUP, INC.
(FORMERLY KINGDOM VENTURES, INC.)
CONSOLIDATED STATEMENT OF CASH FLOWS
	For the six months
	ended July 31,
	2006	2005

Cash flows from operating activities
Net (loss)	$ (1,019,424)	$ (42,001)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	2,828	----
Stock issued for services - Related parties	187,500	----
Stock options issued for services - Related parties	125,000	----
Stock issued for services	33,000	----
Stock issued for interest payment	10,000	----
Decrease (increase) in operating assets
Accounts receivables	(353,147)	----
Inventory	(248,416)	----
Prepaid expenses	(13,509)	----
Increase (decrease) in operating liabilities
Bank overdraft
Accounts payable	67,063	41,815
Payroll tax liabilities	44,382	----
Accrued expenses	249,125	----

Net cash used by operating activities	(915,598)	(186)

Cash flows from financing activities
Issuance of notes payable	220,439	----
Issuance of common stock	700,000	----
Net cash provided by financing activities	920,439	----

Net increase in cash and equivalents	4,841	(186)

Cash and cash equivalents at beginning of year	0	186

Cash and cash equivalents at end of year	$ 4,841	$ -

Supplemental disclosures of cash flow information

Cash paid during the period for
Interest	$ 144,896	$ 41,815
Income taxes	$ -	$ -

Common stock issued for investment in subsidiary	$ 500,000	$ -
Common stock issued to retire debt	$ 170,000	$ -

The accompanying notes are an integral part of these financial statements.

DENIM APPAREL GROUP, INC.
(FORMERLY KINGDOM VENTURES, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDER DEFICIT
							Common
							Stock
	Series A		2006 Series B				Earned
	Preferred Stock		Preferred Stock		Common Stock		Not
	Shares	Amount	Shares	Amount	Shares	Amount	Issued
Balance January 31, 2006	1,233,888	$ 1,233		$ -	29,405,928	$ 29,406	$ 5,000

Sale of common stock for
cash					13,231,000	13,231

Common stock issued for
services - Related party

Common stock issued for
services					165,000	165	2,500,000

Common stock issued for
interest payment					50,000	50

Common stock issued to
acquire Moonlight Graham,
Inc. common stock					5,000,000	5,000

Share exchange with
related party			1,000,000	1,000	(15,000,000)	(15,000)

Amortization of unamortized
portion

Common stock issued to
retire debt					1,700,000	1,700

Options issued as additional
compensation

Net loss for six months
ended July 31, 2006

Equity of Moonlight Graham,
Inc.
Balance July 31, 2006	1,233,888	$ 1,233	1,000,000	$ 1,000	34,551,928	$ 34,552	$ 2,505,000

The accompanying notes are an integral part of these financial statements.

DENIM APPAREL GROUP, INC.
(FORMERLY KINGDOM VENTURES, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDER DEFICIT
	Additional	Unamortized
	Paid-In	Cost of shares issued for	Treasury Stock	Treasury Stock
	Capital	Services	Shares	Cost	Deficit	Total
Balance January 31, 2006	$8,987,335	$(100,000)	6,000,000	)$(2,236,412)	$(7,610,716)	$ (924,154)

Sale of common stock for
cash	1,431,769					1,445,000

Common stock issued for
services - Related party		(2,500,000)

Common stock issued for
services	32,835					2,533,000

Common stock issued for
interest payment	9,950					10,000

Common stock issued to
acquire Moonlight Graham,
Inc. common stock						5,000

Share exchange with
related party	14,000

Amortization of unamortized
portion		187,500				(2,312,500)

Common stock issued to
retire debt	168,300
						170,000
Options issued as additional
compensation	125,000					125,000

Net loss for six months
ended July 31, 2006					(1,019,425)	(1,019,425)

Equity of Moonlight Graham,
Inc.	(1,518,723)					(1,518,723)
Balance July 31, 2006	$ 9,250,466	$(2,412,500)	6,000,000	$(2,236,412)	$(8,630,141)	$ (1,486,802)

The accompanying notes are an integral part of these financial statements.

DENIM APPAREL GROUP, INC.
(formerly Kingdom Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2006

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

The accompanying financial statements for the three months ended January 31, 2006 include the accounts of the Company and its wholly-owned subsidiary, Moonlight Graham, Inc. All significant inter-company transactions and account balances have been eliminated. The financial statements for the six months ended July 31, 2006 include only the accounts of Kingdom Ventures, Inc. During December, 2004, the Company agreed to release the assets of the two subsidiaries in exchange for a reduction in the outstanding notes payable under the terms of a voluntary disclosure.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended January 31, 2006 were filed with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended July 31, 2006 30, 2006 are not necessarily indicative of the results that may be expected for the year ended January 31, 2007.

DENIM APPAREL GROUP, INC.
(formerly Kingdom Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2006

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

Fair Value of Financial Instruments

For certain of the Company's financial instruments, including cash, accounts receivable, accounts payable payroll liabilities and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

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

Property and Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the use of the straight-line method over the estimated useful lives of the assets, generally over three to twenty years. Depreciation for the six month ended July 31, 2006 totaled $2,828. Leases with escalating rents are expensed on a straight-line basis over the life of the lease.

The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net earnings. Maintenance and repairs are charged to expenses as incurred.

DENIM APPAREL GROUP, INC.
(formerly Kingdom Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2006

Inventory

Inventory consists of assorted miscellaneous licensed apparel items for sale, and marketing samples. Inventories are valued at the lower of cost or market on a first-in, first out basis.

Revenue Recognition

The Company recognized revenues and the related cost of goods sold (including shipping costs) in accordance with the provisions of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" as amended by SAB 104, "Revenue Recognition." Revenue is recognized when the customer receives the product. The Company estimates and defers revenue and the related product costs for shipments that are in-transit to the customer. Customers typically receive goods within a few days of shipment. Such amounts were immaterial at July 31, 2006. Amounts related to shipping and handling billed to customers are reflected in net sales and the related costs are reflected in costs of goods sold.

Advertising expenses

Costs associated with the production of advertising, such as writing, copy, printing and other costs are expended as incurred. Costs associated with advertising that has been produced such as magazine, are expensed when the advertising takes place. The total advertising expense included in the consolidated statement of operations was $10,614 for the six months ended July 31, 2006.

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
JULY 31, 2006

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

Note 2 - Stock Options

The Company has reserved 1,000,000 shares of treasury stock for options. From time to time at the discretion of the Board of Directors, stock options are granted to directors, officers, employees and certain consultants. Options issued expire not more than five years after the grant date. In March, 2003, options were granted to three directors totaling 250,000 shares at $.50 per share. These options expire March 4, 2008. As of July 31, 2006, 750,000 shares were available for options.

DENIM APPAREL GROUP, INC.
(formerly Kingdom Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2006

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
JULY 31, 2006

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

Accrued interest on the notes payable totals $449,561 at July 31, 2006.

During the six months ended July 31, 2006 the Company issued 1,700,000 shares of common to retire long-term debt and accrued interest totaling $170,000.

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

Note 5 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These condensed financial statements show that although there are revenues, the Company has sustained a loss for the six months ended July 31, 2006 of $1,019,425 and that the Company has accumulated losses of $8,630,139 since inception. The future of the Company is dependent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

DENIM APPAREL GROUP, INC.

(formerly Kingdom Ventures, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006

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

JULY 31, 2006

Note 8 - Pro-Forma Information

The following pro-forma information is provided to reflect the revenues, expenditures, and net loss as if the operations of Moonlight Graham, Inc. had been included from the beginning of the year.

Revenues

$ 724,701

Cost of sales

   598,154

Gross margin

   126,547

Operating expenses

1,000,822

Income from operations

  (874,275)

Interest expense

   149,693

Net loss

            (1,023,968)

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes included in this Form 10-QSB.

Operating Results for the Six Months Ended July 31, 2006 and 2005

Revenues. Our revenues for the six months ended were $ 653,430 as compared to no revenues for the same six month period ended July 31, 2005.. This is the result of our company’s Acquisition of Moonlight Graham Inc in February 2006.

Operational Expenses. Our operational expenses during the six months ended July 31, 2006 increased to $1,527,958 as compared to $186 for the same six months ended July 31, 2005. This increase is the result of our company’s Acquisition of Moonlight Graham Inc. which is an operating entity.  Expenses include stock issued for services of $312,500.

Interest expense for the six months ended July 31, 2006 was $144,896 as compared to $41,815 for the six month period ended July 31, 2005.  The increase is a result of increased advances to fund the ongoing operations of the Company.

Net Income (Loss). Our net loss during the six months ended July 31, 2006  was $(1,019,424) as compared to $(42,001) during the six months ended July 31, 2005. The change was because of the company’s Acquisition of Moonlight Graham Inc. in February 2006.

Changes in Balance Sheet. As of July 31, 2006, we had current assets of $619,913 as compared to $0 at January 31, 2006, total assets of $691,335 at July 31, 2006 as compared to $0 at January 31, 2006, total liabilities of $2,178,137 as compared to $924,124 at January 31, 2006 and stockholders' equity (deficit) at July 31, 2006 of ($1,486,802) as compared to ($924,154) at January 31, 2006. The increase in assets, increase in liabilities and increase in stockholders' (deficit) is the result of the company’s Acquisition of Moonlight Graham Inc.

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

Operating Results for the six  Months Ended July 31, 2006 and 2005

Revenues. Our revenues for the six months ended were $653,926 as compared to no revenues for the same three month period ended July  31, 2005.. This is the result of our company’s Acquisition of Moonlight Graham Inc .

Operational Expenses. Our operational expenses during the six months ended July 31, 2006 increased to $937,381  as compared to $186  for the three months ended July 31, 2005. This increase is the result of our company’s Acquisition of Moonlight Graham Inc.

Net Income (Loss). Our net loss during the six months ended July,31 2006  was $(1,019,425)  as compared to $(42,001) during the six months ended July 31, 2005. The change was because of the company’s Acquisition of Moonlight Graham Inc.

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

* Anheuser Busch:

Vintage & current Budweiser, Bud Light and all other AB drinks.

* Cadbury Schweppes:

Rights to over 20+ current & vintage beverages, including Dr. Pepper, 7UP, Crush, Yoo Hoo and Squirt.

* Anthill:

Rights to over 50 Rock bands, including the Rolling Stones, Talking Heads, Blondie, Iggy Pop, Sting and Pink Floyd.

Retail Strategy and Execution

Moonlight Graham retail reflects the heart-tugging best of America’s past in a modern, clever way. A virtual emporium of Popular Culture, its innovative offering of apparel, accessories, giftware, collectibles, and period memorabilia would strike just the right mix of then and now. Filled with nostalgic graphics, contemporary and antique fixtures, and one-of-a-kind display props, the environment would allow shoppers to step back in time while still finding a decidedly contemporary approach to retail design and merchandising. A place that feels a lot like an old school Yankees knit or a Pink Floyd sweat shirt from Moonlight Graham.

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

Moonlight Graham ( www.moonlightgraham.com) produces a high end product line of men’s and children’s sportswear  featuring  the finest in vintage - retro designs utilizing the product licenses of Major League Baseball (www.mlb.com) Anheuser - Busch,  General Motors, Universal Studios and Cadbury - Schweppes.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the Second Quarter  we sold

During the three months ended July 31, 2006 we sold 4,500,000 shares of common stock at $.10 per share that have not been registered to date.

Item 3.

Defaults Upon Senior Securities

N/A

Item 4.

Submission of Matters to a Vote of Security Holders

N/A

Item 5.

Other Information

On December 3, 2006, the President of Moonlight Graham Inc. the Company’s wholly-owned subsidiary was terminated for breach of fiduciary duty.  An 8K was filed on December 11, 2006.

On October 31, 2006, the Company’s license with Major League Baseball expired and was not renewed.  An 8K will be filed in connection with this press release.

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

Date: December 28, 2006

/s/ Eric Joffe

Eric Joffe, President

Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

I, Eric Joffe , certify that;

1. I have reviewed this quarterly report on Form 10-QSB of Denim Apparel Group, Inc.

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

Date: December 28, 2006

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Denim Apparel Group Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending July 31, 2006 as filed with the Securities and Exchange Commission (the "Report"), I, Eric Joffe , President & CEO, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Eric Joffe

Eric Joffe

President & CEO

Date: December 28, 2006

Endnotes

461,715

104,000

  49,000

1,325,327