Form 10QSB
period 2006-10-31
DENIM APPAREL GROUP INC
filed 2006-12-29
CIK 1130951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended October 31, 2006 Commission File Number 000-32273

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The total number of shares outstanding of the issuer’s common shares, par value $.01, as of October 31, 2006 is as follows:

36,841,094

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

PART I – FINANCIAL INFORMATION

DENIM APPAREL GROUP, INC.

INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2006

DENIM APPAREL GROUP, INC.
(FORMERLY KINGDOM VENTURES, INC.)
BALANCE SHEETS
	October 31,	January 31,
	2006	2006
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$ 34,894	$ -
Accounts receivable	40,849	----
Inventory	203,530	----
Prepaid expenses	10,543	----
Total current assets	289,816	----

Property and equipment
Furniture and fixtures	87,326	----
Computer software	4,414
Equipment	17,073	----
	108,813
Less - Accumulated depreciation	(29,499)	----
Total property and equipment	79,314	----
Total assets	$ 369,130	$ -

Liabilities and shareholders' equity
Liabilities
Current liabilities
Current maturities of notes payable	$ 1,340,327	$ 431,914
Accounts payable	319,162	166,359
Payroll tax liabilities	51,020	----
Accrued expenses	634,035	325,881
Total current liabilities	2,344,544	924,154
Commitments and contingencies
Shareholders' equity (deficit)
Preferred stock, Series A, $.001 par value, 1,233,888 shares
authorized, issued and outstanding	1,233	1,233
Preferred stock, 2006 Series B, $.001 par value, 1,000,000
shares authorized, 1,000,000 issued and outstanding	1,000	----
Common stock, par value $ .001 per share. Authorized
100,000,000 and 36,841,094 and 29,405,928 shares, issued
and outstanding at October 31, and January 31, 2006	36,841	29,406
Common stock earned, not issued	2,505,000	5,000
Common stock issuable(750,000)	750	----
Additional paid-in capital	9,582,594	8,987,335
Unamortized cost of shares issued for services	(2,350,000)	(100,000)
Note receivable re issuable shares	(50,000)	----
Retained earnings (deficit)	(9,466,420)	(7,610,716)
	260,998	1,312,258
Less - Treasury stock at cost (6,000 shares of common stock)	(2,236,412)	(2,236,412)
Total shareholders' equity (deficit)	(1,975,414)	(924,154)

Total liabilities and shareholder's equity (deficit)	$ 369,130	$ -

The accompanying notes are an integral part of these financial statements.

DENIM APPAREL GROUP, INC.
(FORMERLY KINGDOM VENTURES, INC.)
CONSOLIDATED STATEMENT OF OPERATIONS
	For the nine months ended
	October 31,
	2006	2005
Revenues
Sales	$ 709,677	$ -
Royalties	12,973	---
Total revenues	722,650	---

Cost of sales
Purchases	506,328	---
Commissions	169,069	---
Freight and shipping costs	43,418	---
Total cost of sales	718,815	---

Gross margin	3,835	---

Operating expenses
Compensation and related expenses	301,490	---
Consulting fees	350,167	---
Depreciation	4,867	---
General and administrative	200,616	---
Marketing and promotion	248,306	---
Professional fees	25,823	---
Royalties	166,791	186
Stock issued for services	375,000	---

Total operating expenses	1,673,060	186

Income (loss) from operations	(1,669,225)	(186)

Non-operating expenses
Interest expense	186,479	41,815

Net income (loss)	$ (1,855,704)	$ (42,001)

Earnings (loss) per share	$ (0.05)	$ (0.00)

Basic average shares outstanding	33,125,154	31,785,428

The accompanying notes are an integral part of these financial statements.

DENIM APPAREL GROUP, INC.
(FORMERLY KINGDOM VENTURES, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDER DEFICIT
							Common
							Stock
	Series A		2006 Series B				Earned	Common
	Preferred Stock		Preferred Stock		Common Stock		Not	Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Issuable
Balance January 31, 2006	1,233,888	$ 1,233		$ -	29,405,928	$ 29,406	$ 5,000	$ -

Sale of common stock for
Cash					12,668,500	12,668

Common stock issued for
services - Related party

Common stock issued for
Services					3,016,666	3,017	2,500,000

Common stock issued for
interest payment					50,000	50

Common stock issued to
acquire Moonlight Graham,
Inc. common stock					5,000,000	5,000

Share exchange with
related party			1,000,000	1,000	(15,000,000)	(15,000)

Amortization of unamortized
Portion

Common stock issued to
retire debt					1,700,000	1,700

Options issued as additional
Compensation

Stock paid for but not issued
totalling 250,000 shares								250

Options issuable for note
Receivable								500

Net loss for nine months
ended October 31, 2006

Equity of Moonlight Graham,
Inc.
Balance October 31, 2006	1,233,888	$ 1,233	1,000,000	$ 1,000	36,841,094	$ 36,841	$ 2,505,000	$ 750

The accompanying notes are an integral part of these financial statements.

DENIM APPAREL GROUP, INC.
(FORMERLY KINGDOM VENTURES, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDER DEFICIT
							Common
							Stock
	Series A		2006 Series B				Earned	Common
	Preferred Stock		Preferred Stock		Common Stock		Not	Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Issuable
Balance January 31, 2006	1,233,888	$ 1,233		$ -	29,405,928	$ 29,406	$ 5,000	$ -

Sale of common stock for
Cash					12,668,500	12,668

Common stock issued for
services - Related party

Common stock issued for
Services					3,016,666	3,017	2,500,000

Common stock issued for
interest payment					50,000	50

Common stock issued to
acquire Moonlight Graham,
Inc. common stock					5,000,000	5,000

Share exchange with
related party			1,000,000	1,000	(15,000,000)	(15,000)

Amortization of unamortized
Portion

Common stock issued to
retire debt					1,700,000	1,700

Options issued as additional
Compensation

Stock paid for but not issued
totaling 250,000 shares								250

Options issuable for note
Receivable								500

Net loss for nine months
ended October 31, 2006

Equity of Moonlight Graham,
Inc.
Balance October 31, 2006	1,233,888	$ 1,233	1,000,000	$ 1,000	36,841,094	$ 36,841	$ 2,505,000	$ 750

The accompanying notes are an integral part of these financial statements.

		Unamortized
		Cost	Note
	Additional	of Shares	Receivable
	Paid-In	Issued for	Reissuable	Treasury Stock		Accumulated
	Capital	Services	Shares	Shares	Amount	Deficit	Total
Balance January 31, 2006	$ 8,987,335	$ (100,000)		6,000,000	$ (2,236,412)	$ (7,610,716)	$ (924,154)

Sale of common stock for
Cash	1,407,019						1,419,687

Common stock issued for
services - Related party

Common stock issued for
Services	315,463						2,818,480

Common stock issued for
interest payment	9,950						10,000

Common stock issued to
acquire Moonlight Graham,
Inc. common stock							5,000

Share exchange with
related party	14,000						----

Amortization of unamortized
Portion		(2,250,000)					(2,250,000)

Common stock issued to
retire debt	168,300						170,000

Options issued as additional
Compensation	125,000						125,000

Stock paid for but not issued
totaling 250,000 shares	24,750						25,000

Options issuable for note
Receivable	49,500						50,000

Note receivable for reissuable Shares			(50,000)				(50,000)

Net loss for nine months
ended October 31, 2006						(1,855,704)	(1,855,704)

Equity of Moonlight Graham,
Inc.	(1,518,723)						(1,518,723)
Balance October 31, 2006	$ 9,582,594	$ (2,350,000)	$(50,000)	6,000,000	$ (2,236,412)	$ (9,466,420)	$ (1,975,414)

The accompanying notes are an integral part of these financial statements.

DENIM APPAREL GROUP, INC.
(FORMERLY KINGDOM VENTURES, INC.)
CONSOLIDATED STATEMENT OF CASH FLOWS
	For the nine months
	ended October 31,
	2006	2005

Cash flows from operating activities
Net (loss)	$ (1,855,704)	$ (59,087)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	4,867	----
Stock issued for services - Related parties	250,000	----
Stock options issued for services - Related parties	125,000	----
Stock issued for services	318,167	----
Stock issued for interest payment	10,000	----
Decrease (increase) in operating assets
Accounts receivables	(40,849)	----
Inventory	(203,530)	----
Prepaid expenses	(10,543)	----
Increase (decrease) in operating liabilities
Accounts payable	111,800	58,901
Payroll tax liabilities	51,020	----
Accrued expenses	308,154	----

Net cash used by operating activities	(931,618)	(186)

Cash flows from financing activities
Issuance of notes payable –net	266,512	----
Issuance of common stock	700,000	----
Net cash provided by financing activities	966,512	----

Net increase in cash and equivalents	34,894	(186)

Cash and cash equivalents at beginning of year	----	186

Cash and cash equivalents at end of year	$ 34,894	$ -

Supplemental disclosures of cash flow information

Cash paid during the period for
Interest	$ 186,479	$ 58,719
Income taxes	$ -	$ -

Common stock issued for investment in subsidiary	$ 500,000	$ -
Common stock issued to retire debt	$ 170,000	$ -

The accompanying notes are an integral part of these financial statements.

DENIM APPAREL GROUP, INC.
(formerly Kingdom Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006

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

The accompanying financial statements for the three months ended January 31, 2006 include the accounts of the Company and its wholly-owned subsidiary, Moonlight Graham, Inc. All significant inter-company transactions and account balances have been eliminated. The financial statements for the nine months ended October 31, 2006 include only the accounts of Kingdom Ventures, Inc. During December, 2004, the Company agreed to release the assets of the two subsidiaries in exchange for a reduction in the outstanding notes payable under the terms of a voluntary disclosure.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended January 31, 2006 were filed with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ended January 31, 2007.

DENIM APPAREL GROUP, INC.
(formerly Kingdom Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006

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

Property and Equipment

Property and equipment are stated at cost. Costs of replacements and major improvements are capitalized and maintenance and repairs are charged to operations as incurred. Depreciation expense is provided primarily by the use of the straight-line method over the estimated useful lives of the assets, generally over three to twenty years. Depreciation for the nine months ended October 31, 2006 totaled $4,867. Leases with escalating rents are expensed on a straight-line basis over the life of the lease.

The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net earnings. Maintenance and repairs are charged to expenses as incurred.

DENIM APPAREL GROUP, INC.
(formerly Kingdom Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006

Inventory

Inventory consists of assorted miscellaneous licensed apparel items for sale, and marketing samples. Inventories are valued at the lower of cost or market on a first-in, first out basis.

Revenue Recognition

The Company recognized revenues and the related cost of goods sold (including shipping costs) in accordance with the provisions of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" as amended by SAB 104, "Revenue Recognition." Revenue is recognized when the customer receives the product. The Company estimates and defers revenue and the related product costs for shipments that are in-transit to the customer. Customers typically receive goods within a few days of shipment. Such amounts were immaterial at October 31, 2006. Amounts related to shipping and handling billed to customers are reflected in net sales and the related costs are reflected in costs of goods sold.

Advertising Expenses

Costs associated with the production of advertising, such as writing, copy, printing and other costs are expended as incurred. Costs associated with advertising that has been produced such as magazine, are expensed when the advertising takes place. The total advertising expense included in the consolidated statement of operations was $ 248,306 for the nine months ended October 31, 2006.

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
OCTOBER 31, 2006

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

Note 2 - Stock Options

The Company has reserved 1,000,000 shares of treasury stock for options. From time to time at the discretion of the Board of Directors, stock options are granted to directors, officers, employees and certain consultants. Options issued expire not more than five years after the grant date. In March, 2003, options were granted to three directors totaling 250,000 shares at $.50 per share. These options expire March 4, 2008. As of October 31, 2006, 750,000 shares were available for options.

DENIM APPAREL GROUP, INC.
(formerly Kingdom Ventures, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006

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
OCTOBER 31, 2006

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

Accrued interest on the notes payable totals $491,090 at October 31, 2006.

During the nine months ended October 31, 2006 the Company issued 1,700,000 shares of common to retire long-term debt and accrued interest totaling $170,000.

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

Note 5 - Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. These condensed financial statements show that although there are revenues, the Company has sustained a loss for the nine months ended October 31, 2006 of $1,855,704 and that the Company has accumulated losses of $9,466,420 since inception. The future of the Company is dependent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, borrowings or a combination thereof. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

DENIM APPAREL GROUP, INC.

(formerly Kingdom Ventures, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

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

OCTOBER 31, 2006

Note 8 - Pro-Forma Information

The following pro-forma information is provided to reflect the revenues, expenditures, and net loss as if the operations of Moonlight Graham, Inc. had been included from the beginning of the year.

Revenues

$ 793,921

Cost of sales

   726,392

Gross margin

     67,529

Operating expenses

              1,736,501

Income from operations

             (1,668,972)

Interest expense

    191,276

Net loss

(1,860,248)

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes included in this Form 10-QSB.

Operating Results for the Nine Months Ended October 31, 2006 and 2005

Revenues. Our revenues for the nine months ended were $ 722,650 as compared to no revenues for the same nine month period ended October 31, 2005. This is the result of our company’s Acquisition of Moonlight Graham Inc. in February 2006.

Operational Expenses. Our operational expenses during the nine months ended October 31, 2006 increased to $2,391,875 as compared to $186 for the nine months ended October 31, 2005. This increase is the result of our company’s Acquisition of Moonlight Graham Inc.

Net Income (Loss). Our net loss during the nine months ended October 31, 2006  was $(1,855,704) as compared to $(42,001) during the nine months ended October 31, 2005. The change was because of the company’s Acquisition of Moonlight Graham Inc.

Changes in Balance Sheet. As of October 31, 2006, we had current assets of $289,816 as compared to $0 at January 31, 2006, total assets of $369,130  at October 31, 2006 as compared to $0 at January 31, 2006, total liabilities of $2,344,544  as compared to $924,124  at January 31, 2006 and stockholders' equity (deficit) at October 31, 2006 of ($1,975,414) as compared to ($924,154) at January 31, 2006. The decrease in assets, increase in liabilities and increase  in stockholders' (deficit) is the result of the company’s Acquisition of Moonlight Graham Inc.

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

Operating Results for the Nine  Months Ended October 31, 2006 and 2005

Revenues. Our revenues for the nine months ended were $722,650 as compared to no revenues for the same nine month period ended October  31, 2005.. This is the result of our company’s Acquisition of Moonlight Graham Inc.

Operational Expenses. Our operational expenses during the nine months ended October 31, 2006 increased to $1,673,060  as compared to $186  for the nine months ended October 31, 2005. This increase is the result of our company’s Acquisition of Moonlight Graham Inc. which is an operating entity.  Expenses include stock issued for services of $375,000.

Interest expense for the nine months ended October 31, 2006 was $186,479 as compared to $41,815 for the nine month period ended October 31, 2005.  The increase is a result of increased advances to fund the ongoing operations of the Company.

Net Income (Loss). Our net loss during the nine months ended October,31 2006  was $(1,855,704)  as compared to $(42,001) during the nine months ended October 31, 2005. The change was because of the company’s Acquisition of Moonlight Graham Inc.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the Quarter  we sold

We issued a total of $2,289,166 shares during the quarter ending October 31, 2006 generally for services rendered by consultants and other compensation which have not been registered.

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

Date: December 28 2006

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

Eric Joffe, President & CEO

Date: December 28, 2006

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Denim Apparel Group Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending October 31, 2006 as filed with the Securities and Exchange Commission (the "Report"), I, Eric Joffe , President & CEO, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Eric Joffe

Eric Joffe

President & CEO

Date: December 28, 2006

Endnotes

461,715

119,000

  49,000

1,340,327

49,000